Form 10-Q
period 2024-03-31
Astera Labs, Inc.
filed 2024-05-08
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission file number 001-736297

Astera Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-3437062
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2901 Tasman Drive, Suite 205, Santa Clara, CA 95054
(Address of Principal Executive Offices) (Zip code)
	(408)	337-9056
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALAB	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
As of April 30, 2024, there were 155,701,301 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three months ended March 31, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25
Item 4.	Controls and Procedures	26
Part II - Other Information
Item 1.	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31

Special Note about Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report on Form 10‑Q and those included within our final prospectus dated March 19, 2024, as filed with the SEC on March 21, 2024. Forward-looking statements contained in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

•our expectations regarding our revenue, expenses, and other operating results;
•our ability to acquire new customers and grow our customer base;
•our ability to successfully retain existing customers and expand sales within our existing customer base;
•launching new products and adding new product capabilities;
•future investments in developing and enhancing our business;
•our expectations regarding our ability to expand;
•our anticipated capital expenditures and our estimates regarding our capital requirements;
•the estimated size of our total available market (“TAM”) opportunity;
•investments in our selling and marketing efforts;
•our ability to compete effectively with existing competitors and new market entrants;
•our reliance on our senior management team and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth;
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates and rising inflation; and
•the impact of global pandemics, health crises, political conflicts and other global financial, economic, and political events on our industry, business, and results of operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10‑Q. You should not rely upon forward-looking statements as predictions of future events.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on management’s current beliefs and our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10‑Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10‑Q to reflect events or circumstances after the date of this Quarterly Report on Form 10‑Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10‑Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

In this document, unless otherwise indicated or unless the context requires otherwise, all references in this document to “Astera Labs”, “the Company”, “we”, “us”, “our”, or similar references are to Astera Labs, Inc. and its consolidated subsidiaries.

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$696,077	$45,098
Marketable securities	105,314	104,215
Accounts receivable, net	16,757	8,335
Inventory	29,567	24,095
Prepaid expenses and other current assets	6,725	4,064
Total current assets	854,440	185,807
Property and equipment, net	7,581	4,712
Other assets	2,880	5,773
Total assets	$864,901	$196,292

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$11,465	$6,337
Accrued expenses and other current liabilities	34,122	28,742
Total current liabilities	45,587	35,079
Other liabilities	10,530	3,787
Total liabilities	56,117	38,866
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 0 and 91,131 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 0 and 90,891 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation preference of $0 and $265,699 as of March 31, 2024 and December 31, 2023, respectively	—	255,127
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000 and 162,641 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 155,471 and 42,046 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	16	4
Additional paid-in capital	1,027,197	27,411
Accumulated other comprehensive (loss) income	(59)	259
Accumulated deficit	(218,370)	(125,375)
Total Stockholders’ Equity (Deficit)	808,784	(97,701)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$864,901	$196,292
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$65,258	$17,664
Cost of revenue	14,738	13,406
Gross profit	50,520	4,258
Operating expenses
Research and development	53,558	15,267
Sales and marketing	55,510	4,393
General and administrative	24,419	3,525
Total operating expenses	133,487	23,185
Operating loss	(82,967)	(18,927)
Interest income	2,554	1,596
Loss before income taxes	(80,413)	(17,331)
Income tax provision	12,582	123
Net loss	$(92,995)	$(17,454)
Other comprehensive (loss) income
Unrealized (losses) gains on marketable securities, net of taxes	(318)	208
Total other comprehensive (loss) income	(318)	208
Total comprehensive loss	$(93,313)	$(17,246)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.77)	$(0.49)
Weighted-average shares used in calculating net loss per share attributable to common stockholders:
Basic and diluted	52,532	35,826

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ASTERA LABS, INC.,
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(unaudited)

Three Months Ended March 31, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	90,891	$255,127	42,046	$4	$27,411	$259	$(125,375)	$(97,701)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(90,891)	(255,127)	90,891	9	255,118	—	—	255,127
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	19,759	2	665,988	—	—	665,990
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	14	—	916	—	—	916
Issuance of common stock upon vesting of restricted stock units	—	—	3,336	1	—	—	—	1
Shares of common stock withheld related to net settlement of restricted stock units	—	—	(559)	—	(20,111)	—	—	(20,111)
Repurchase of common stock upon termination	—	—	(16)	—	(3)	—	—	(3)
Warrants contra revenue	—	—	—	—	110	—	—	110
Stock-based compensation	—	—	—	—	97,768	—	—	97,768
Unrealized losses on marketable securities	—	—	—	—	—	(318)	—	(318)
Net loss	—	—	—	—	—	—	(92,995)	(92,995)
Balances as of March 31, 2024	—	$—	155,471	$16	$1,027,197	$(59)	$(218,370)	$808,784

Three Months Ended March 31, 2023

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	90,891	$255,127	40,629	$4	$14,051	$(229)	$(99,118)	$(85,292)
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	54	—	553	—	—	553
Repurchase of common stock upon termination	—	—	(125)	—	—	—	—	—
Warrants contra revenue	—	—	—	—	55	—	—	55
Stock-based compensation	—	—	—	—	1,997	—	—	1,997
Unrealized gains on marketable securities	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	(17,454)	(17,454)
Balances as of March 31, 2023	90,891	$255,127	40,558	$4	$16,656	$(21)	$(116,572)	$(99,933)
The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.,
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(92,995)	$(17,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	97,768	1,997
Inventory write-down	428	9,733
Depreciation	614	357
Non-cash operating lease expense	522	217
Warrants contra revenue	110	55
Accretion of discounts on marketable securities	(566)	(411)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,422)	7,048
Inventory	(5,900)	458
Prepaid expenses and other assets	(2,666)	(411)
Accounts payable	4,973	(5,740)
Accrued expenses and other liabilities	10,224	563
Operating lease liability	(438)	(231)
Net cash provided by (used in) operating activities	3,652	(3,819)
Cash flows from investing activities
Purchases of property and equipment	(3,424)	(439)
Purchases of marketable securities	(23,308)	(22,346)
Maturities of marketable securities	9,365	13,000
Sales of marketable securities	13,116	45,082
Net cash (used in) provided by investing activities	(4,251)	35,297
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	672,198	—
Payment of deferred offering costs	(1,756)	—
Tax withholding related to net share settlements of restricted stock units	(20,111)	—
Proceeds from exercises of stock options, net of repurchases	1,247	31
Net cash provided by financing activities	651,578	31
Net increase in cash and cash equivalents	650,979	31,509
Cash and cash equivalents
Beginning of the period	45,098	76,088
End of the period	$696,077	$107,597
Noncash investing and financing activities
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	$255,127	$—
Deferred offering costs included in accounts payable and accrued expenses	$3,045	$—
Right-of-use assets obtained in exchange for lease obligations	$231	$1,342

The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.,
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Business and Summary of Significant Accounting Policies
Description of Business
Astera Labs, Inc. (the “Company”) offers an Intelligent Connectivity Platform, comprised of:
i) Semiconductor-based, high-speed, mixed-signal connectivity products that integrate a matrix of microcontrollers and sensors; and
ii) COSMOS, the Company’s software suite which is embedded in its connectivity products and integrated into its customers’ systems
The Company delivers critical connectivity performance, enables flexibility and customization, and supports observability and predictive analytics. This approach addresses the data, network, and memory bottlenecks, scalability, and other infrastructure requirements of hyperscalers and system original equipment manufacturers (“OEMs”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial information. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 included in the Company’s final prospectus dated March 19, 2024 (the “Prospectus”), as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on March 21, 2024. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the balance sheets, statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Astera Labs, Inc. and its wholly owned subsidiaries in Canada, China, Israel, and Taiwan. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates include, but are not limited to, the useful lives and recoverability of long-lived assets, the valuation of deferred tax assets, reserves for uncertain tax positions, the valuation of inventory, warranty reserve, the fair value of marketable securities, the grant date fair value of common stock warrants, the valuation and assumptions underlying stock-based compensation including the per share fair value of the Company’s common stock, and the incremental borrowing rate used in the Company’s operating lease calculations. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information using the information reasonably available to the Company. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. These estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s condensed consolidated financial statements in future periods, and actual results could differ from these estimates.
Initial Public Offering
On March 22, 2024, the Company completed its initial public offering (the “IPO”) of 22,770,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), at a price to the public of $36.00 per share, which included 19,758,903 shares of Common Stock sold by the Company, inclusive of 2,970,000 shares sold by the Company pursuant to the full exercise of the underwriters’ over-allotment option, as well as 3,011,097 shares of Common Stock sold by certain of the Company’s existing stockholders. The Company received net proceeds of $672.2 million after deducting underwriting discounts and commissions of $39.1 million.
Immediately prior to the closing of the IPO, the Company issued 90,890,650 shares of its Common Stock upon conversion on a one-for-one basis of all outstanding shares of its Series A Preferred Stock, par value $0.0001 per share, Series A-1 Preferred Stock, par value $0.0001 per share, Series B Preferred Stock, par value $0.0001 per share, Series B-1 Preferred Stock, par value $0.0001 per share, Series C Preferred Stock, par value $0.0001 per share, and Series D Preferred Stock, par value $0.0001 per share (collectively, the “Preferred Stock”), and such shares of Preferred Stock were cancelled, retired, and eliminated from the shares that the Company is authorized to issue and may not be reissued by the Company.
Deferred Offering Costs
The Company capitalized certain legal, accounting, and other fees and costs that were directly associated with in-process equity financings as deferred offering costs until such financings were consummated. Upon the consummation of the IPO, $6.2 million of such costs were recorded as a reduction of the proceeds generated from the offering, which was recognized in additional paid-in capital.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.
2.Segment and Geographical Information
The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company manages its operations and allocates resources as a single operating segment.

Revenue by location is determined by the billing address of the Company’s customers, which include distributors who purchase the Company’s products and resell them. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2024	2023
Taiwan	$59,573	$9,734
Netherlands	-	2,507
United States	857	5,370
Other	4,828	53
Total	$65,258	$17,664
For the three months ended March 31, 2024, two customers accounted for 47% and 36% of revenue, respectively. For the three months ended March 31, 2023, three customers accounted for 55%, 21%, and 14%, of revenue, respectively. No other customers accounted for more than 10% of revenue during the three months ended March 31, 2024 and 2023.
As of March 31, 2024, four customers accounted for 50%, 20%, 14%, and 14%, of total accounts receivable, net, respectively. As of December 31, 2023, two customers accounted for 39% and 27%, of total accounts receivable, net, respectively. No other customers accounted for more than 10% of total accounts receivable, net as of March 31, 2024 and December 31, 2023.
Property and equipment by geographic location is based on the location of the asset. As of March 31, 2024, 68% and 28% of the Company’s property and equipment was located in the United States and Taiwan, respectively. As of December 31, 2023, substantially all of the Company’s property and equipment was located in the United States.
3.Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$688,044	$-	$-	$688,044
Corporate debt securities	495	-	-	495
Commercial paper	249	-	-	249
Total cash equivalents	$688,788	$-	$-	$688,788
Marketable securities
U.S treasury and agency securities	$59,193	$35	$(99)	$59,129
Commercial paper	4,048	-	(1)	4,047
Corporate debt securities	29,272	29	(16)	29,285
Asset-backed securities	12,860	6	(13)	12,853
Total marketable securities	$105,373	$70	$(129)	$105,314

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$757	$-	$-	$757
U.S treasury and agency securities	472	-	-	472
Commercial paper	250	-	-	250
Total cash equivalents	$1,479	$-	$-	$1,479
Marketable securities
U.S treasury and agency securities	$59,856	$211	$(64)	$60,003
Commercial paper	8,513	-	(5)	8,508
Corporate debt securities	23,552	96	(9)	23,639
Asset-backed securities	12,059	14	(8)	12,065
Total marketable securities	$103,980	$321	$(86)	$104,215
As of March 31, 2024 and December 31, 2023, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material.
The contractual maturities of marketable securities classified as available-for-sale, regardless of their classification on the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$746,678	$746,612	$65,816	$65,757
Due after one year through five years	47,483	47,490	39,643	39,937
Total available-for-sale securities	$794,161	$794,102	$105,459	$105,694
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses or impairments as of March 31, 2024 and December 31, 2023.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023.
Fair Value of Assets and Liabilities
The Company considers fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$688,044	$-	$-	$688,044
Corporate debt securities	-	495	-	495
Commercial paper	-	249	-	249
Total cash equivalents	$688,044	$744	$-	$688,788
Marketable securities
U.S. treasury and agency securities	$-	$59,129	$-	$59,129
Commercial paper	-	4,047	-	4,047
Corporate debt securities	-	29,285	-	29,285
Asset-backed securities	-	12,853	-	12,853
Total marketable securities	$-	$105,314	$-	$105,314

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$757	$-	$-	$757
U.S. treasury and agency securities	-	472	-	472
Commercial paper	-	250	-	250
Total cash equivalents	$757	$722	$-	$1,479
Marketable securities
U.S. treasury and agency securities	$-	$60,003	$-	$60,003
Commercial paper	-	8,508	-	8,508
Corporate debt securities	-	23,639	-	23,639
Asset-backed securities	-	12,065	-	12,065
Total marketable securities	$-	$104,215	$-	$104,215
The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
4.Condensed Consolidated Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Raw materials	$1,866	$2,247
Work-in-progress	12,512	11,780
Finished goods	15,189	10,068
Total inventory	$29,567	$24,095

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Prepaid expenses	$5,890	$3,378
Other current assets	835	686
Total prepaid expenses and other current assets	$6,725	$4,064
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Laboratory and manufacturing equipment	$9,689	$6,470
Office furniture	302	242
Leasehold improvements	623	437
Servers and workstations	260	242
Property and equipment, gross	10,874	7,391
Less: accumulated depreciation	(3,293)	(2,679)
Total property and equipment, net	$7,581	$4,712
Depreciation expense of $0.6 million and $0.4 million was recognized during the three months ended March 31, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accrued expenses	$13,047	$8,284
Accrued income taxes	10,224	155
Accrued compensation and benefits	6,054	14,923
Accrued software license costs	2,464	3,224
Operating lease liabilities, current	2,333	2,156
Total accrued expenses and other current liabilities	$34,122	$28,742
Other Liabilities
Other liabilities consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Customer deposit	$5,000	$—
Income taxes	3,897	1,394
Other	1,633	2,393
Total other liabilities	$10,530	$3,787

5.Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation. The Company had no material firm purchase commitments as of March 31, 2024.
The Company’s purchase commitments include payments for software licenses when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments for software licenses as of March 31, 2024 (in thousands):

Purchase Commitments
Remainder of 2024	$647
2025	1,587
Total purchase commitments	$2,234
In April 2024, the Company entered into a non-cancelable purchase commitment for software license in the amount of $5.9 million and it is excluded in the table presented above. The purchase commitment is ranged from June 2024 to December 2025.
In December 2022, the Company entered into a cloud service agreement with a vendor for three years. The arrangement provides cloud hosting services for the Company’s research and development. The minimum purchase commitment is $2.0 million annually from 2024 through 2025.
Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings or claims, nor is the Company aware of any other pending or threatened legal proceedings or claims that could have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such legal proceedings or claims be resolved unfavorably.
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2024 and December 31, 2023.
6.Redeemable Convertible Preferred Stock, Undesignated Preferred Stock, and Common Stock
Redeemable Convertible Preferred Stock
The Company has previously issued shares of Preferred Stock. Immediately prior to the consummation of the IPO, all of the then outstanding 90.9 million shares of the Company’s convertible Preferred Stock were automatically converted into an aggregate 90.9 million shares of Common Stock on a one-for-one basis, and such shares of Preferred Stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company.
Undesignated Preferred Stock
On March 22, 2024, in connection with the consummation of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which authorized

100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share, with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. As of March 31, 2024, no undesignated preferred stock has been issued.
Common Stock
On January 22, 2024, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware and resulted in an increase to the authorized shares of the Company’s Common Stock from 162,641,331 shares to 163,375,000 shares. On March 22, 2024, in connection with consummation of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that resulted in an increase to the authorized shares of the Company’s Common Stock from 163,375,000 shares to 1,000,000,000 shares. As of March 31, 2024 and December 31, 2023, the Company had authorized 1.0 billion and 162.6 million shares, respectively, of Common Stock with a $0.0001 per share par value. Common stockholders are entitled to one vote for each share held.

7.Common Stock Warrants
In October 2022, the Company issued a warrant to a customer (“Holder”) to purchase an aggregate of up to 1,484,230 shares of Common Stock at an exercise price of $20.34 per share (the “Customer Warrant”). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. Upon issuance of the Customer Warrant, 14,844 shares issuable underlying the Customer Warrant were immediately vested and exercisable. The remainder of the shares underlying the Customer Warrant may vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of global payments by the Holder and its affiliates to the Company.
In October 2023, the Company amended the warrant agreement and issued an additional warrant to the Holder to purchase an aggregate of up to 831,945 shares of Common Stock at an exercise price of $20.34 per share (the “2023 Warrant”, and together with the Customer Warrant, the “Warrants”), with the same exercise period as the Customer Warrant. The 2023 Warrant will vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of global payments by the Holder and its affiliates to the Company. As of March 31, 2024 and December 31, 2023, an aggregate of 198,518 shares underlying the Warrants vested and are exercisable at each period end. Additionally, an aggregate of 64,861 and 34,090 shares were probable of vesting as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.1 million, respectively, as a reduction of revenue in the consolidated statements of operations and comprehensive loss related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until October 14, 2029.
8.Stock-Based Compensation
Amended and Restated 2018 Equity Incentive Plan
Prior to the IPO, the Company historically granted stock-based compensation awards under its Amended and Restated 2018 Equity Incentive Plan (as amended, “2018 Plan”). The 2018 Plan provided for the grant of incentive and nonqualified stock options and restricted stock units (“RSU”) to qualified employees, nonemployee directors, and consultants. Options granted under the 2018 Plan generally expire within 10 years from the date of grant, vest over four years and are exercisable for shares of the Company’s Common Stock. The RSUs vest upon the satisfaction of both a service condition and a liquidity event condition. The service condition for the RSUs is generally satisfied over a four-year vesting period. The liquidity event vesting condition for the RSUs was satisfied in connection with the IPO.
As of March 31, 2024, the 2018 Plan was terminated. Any shares of the Company’s Common Stock that would have otherwise returned to the 2018 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder, including, for the avoidance of doubt, any shares of Common Stock withheld by the Company to satisfy any tax withholding obligations that arose upon vesting or settlement of awards in connection with the IPO, will be returned to the share reserve under the 2024 Plan. All future equity grants will be made pursuant to the 2024 Plan.

2024 Stock Option and Incentive Plan
In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Stock Option and Incentive Plan (“2024 Plan”), which became effective on March 19, 2024, immediately prior to the effectiveness of the registration statement on Form S-1 related to the IPO. Under the 2024 Plan, the Company initially reserved 12,362,662 shares of the Common Stock for issuance thereunder. The 2024 Plan provides for annual automatic increases in the number of shares of the Company’s Common Stock reserved thereunder on January 1, 2025 and each January 1 thereafter, by 5% of the issued and outstanding number of shares of Common Stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of March 31, 2024, no shares have been granted under the 2024 Plan.
2024 Employee Stock Purchase Plan
In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Employee Stock Purchase Plan (“ESPP”), which became effective on March 19, 2024, immediately prior to the effectiveness of the registration statement on Form S-1 related to the IPO. The Company initially reserved 3,090,666 shares of the Common Stock for future issuance. The number of shares of the Common Stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2025 through January 1, 2034, by the lesser of (i) 3,090,666 shares of common stock, (ii) 1% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31st, or (iii) such number of shares of Common Stock as determined by the compensation committee of the Company’s board of directors.
Under the ESPP, participants can purchase the Company’s Common Stock using payroll deductions, which may not exceed 15% of their salary. Participants will be granted the right to purchase shares of Common Stock at a price per share that is equal to 85% of the lesser of (i) the fair market value of the common stock on the first trading day of the applicable offering period, or the “Price to Public” set forth on the cover page for the Prospectus if the date for which the fair market value of the Common Stock is determined is the first day when trading prices for the Company’s Common Stock are reported on a national securities exchange or (ii) the fair market value of the Common Stock on the last trading day of the end of the six-month offering period. No participant has the right to purchase shares of Common Stock in an amount, when aggregated with purchase rights under all the Company’s employee stock purchase plans that are also in effect in the same calendar year(s), that has a fair market value of more than $25,000, determined as of the first day of the applicable offering period, for each calendar year in which that right is outstanding. In addition, no participant is permitted to purchase more than 3,000 shares during any applicable offering period. As of March 31, 2024, there have been no shares issued under the ESPP.
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$528	$5
Research and development	30,007	1,679
Sales and marketing	49,258	1
General and administrative	17,975	312
Total	$97,768	$1,997
Stock-based compensation expense recognized during the three months ended March 31, 2024 included $88.9 million cumulative stock-based compensation expense related to the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.

Stock Option
A summary of stock option activity under the 2018 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,059	$0.84	7.5	$175,790
Granted	-	-
Exercised	(14)	1.76
Cancelled and forfeited	(42)	0.69
Outstanding at March 31, 2024	10,003	$0.84	7.1	$733,711
Vested and Exercisable at March 31, 2024	6,798	$0.70	6.9	$499,565
As of March 31, 2024, there was approximately $16.6 million of total unrecognized compensation cost, related to unvested options, which is expected to be recognized over a weighted-average remaining requisite service period of 1.4 years, using the straight-line method.
Restricted Stock Units
A summary of RSU activity is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	8,583	$13.34
Granted	7,534	27.25
Vested	(2,777)	12.15
Cancelled and forfeited	(123)	12.72
Outstanding at March 31, 2024	13,217	$21.52
The aggregate fair value of RSUs that vested and settled during the three months ended March 31, 2024 was $100.0 million.
As of March 31, 2024, there was $224.7 million of unrecognized stock-based compensation expense related to all unvested awards, which is expected to be recognized over a weighted-average period of 1.8 years.
9.Net Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(92,995)	$(17,454)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	52,532	35,826
Net loss per share attributable to common stockholders, basic and diluted	$(1.77)	$(0.49)

As the Company was in a loss position for the three months ended March 31, 2024 and 2023, basic and diluted net loss per share are the same as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Options to purchase Common Stock	9,982	11,795
Redeemable convertible Preferred Stock	—	90,891
Unvested RSUs	13,217	5,989
Warrants for Common Stock	2,442	1,610
Total	25,641	110,285
10.Income Taxes
The Company's income tax expense recognized for three months ended March 31, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Income tax expense	$12,582	$123
Effective tax rate	(15.6)%	(0.7)%
The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three months ended March 31, 2024 and 2023 is lower than the statutory federal tax rate primarily due to the valuation allowance in the United States and the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code, which results in current tax expense. This is offset by benefits from the foreign derived intangible income deduction, stock-based compensation tax deduction, and U.S. research and development credits.
Income tax provision consists primarily of U.S. federal, state, and foreign income taxes. The Company maintains a full valuation allowance on its federal and state deferred tax assets as it has concluded that it is not more likely than not that the deferred tax assets will be realized as of March 31, 2024 and December 31, 2023. The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development expenditures under Internal Revenue Code Section 174 for tax years beginning after December 31, 2021. The rule became effective for the Company in 2022 and resulted in the capitalization of research and development costs which was offset by a valuation allowance. The Company will amortize these costs for tax purposes over 5 years for research and development performed in the U.S., and over 15 years for research and development performed outside of the United States. The effect of the TCJA has resulted in reporting taxable income in 2023 and 2024, despite incurring a pre-tax loss.
The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes. The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the condensed consolidated financial statements as income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our final prospectus, dated March 19, 2024, filed with the SEC on March 21, 2024, pursuant to Rule 424(b) (the “Prospectus”) under the Securities Act of 1933, as amended (the “Securities Act”). As discussed in the section titled “Special Note about Forward-Look Statements,” this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus.
Overview
Our mission is to innovate, design, and deliver semiconductor-based connectivity solutions that are purpose-built to unleash the full potential of cloud and AI infrastructure.
Building on years of experience with a singular focus on addressing connectivity challenges in data-centric systems, we have developed and deployed our leading Intelligent Connectivity Platform built from the ground up for cloud and AI infrastructure. Our Intelligent Connectivity Platform comprises:
i)Semiconductor-based, high-speed, mixed-signal connectivity products that integrate a matrix of microcontrollers and sensors; and
ii)COSMOS, our software suite, which is embedded in our connectivity products and integrated into our customers’ systems.
Our Intelligent Connectivity Platform provides our customers with the ability to deploy and operate high-performance cloud and AI infrastructure at scale, addressing an increasingly diverse set of requirements. We provide our connectivity products in various form factors including Integrated Circuits (“ICs”), boards, and modules.
Our patented software-defined platform approach delivers critical connectivity performance, enables flexibility and customization, and supports observability and predictive analytics. This approach efficiently addresses the data, network, and memory bottlenecks, scalability, and other unique infrastructure requirements of our hyperscaler and system OEM customers.
Based on trusted relationships with the leading hyperscalers and collaboration with data center infrastructure suppliers, our platform is designed to meet our customers’ unique cloud scale requirements. Our COSMOS software suite is foundational to our Intelligent Connectivity Platform and is designed to enable our customers to seamlessly configure, manage, monitor, optimize, troubleshoot, and customize functions in our IC, board, and module products.
Today, our connectivity solutions are at the heart of major AI platforms deployed worldwide featuring both commercially available Graphic Processing Units (“GPUs”) and proprietary AI accelerators. In the last four years, we have successfully introduced three revenue-generating product families across multiple form factors including ICs, boards, and modules, shipping millions of devices across all of the major hyperscalers. Our products, which include Aries PCIe®/CXL™ Smart DSP Retimers, Taurus Ethernet Smart Cable Modules™, and Leo CXL Memory Connectivity Controllers, leverage our ICs which are built upon industry standard connectivity protocols such as Peripherals Component Interconnect Express (“PCIe”), Ethernet, and Computer Express Link (“CXL”), to address the growing demand for purpose-built connectivity solutions that solve critical data, network, and memory bottlenecks inherent in cloud and AI infrastructure.
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products, and with more than 300 design wins, we have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since our founding in October 2017, and particularly since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021 and $79.9 million in 2022 to $115.8 million in 2023, driven by a significant increase in demand for our products. We have made significant investments in the design and development of new products and platform enhancements, and, as a result, we have not yet achieved profitability on an annual basis. For the three months ended March 31, 2024 and 2023, our revenue was $65.3 million and $17.7 million, respectively, and our gross profit was $50.5 million and $4.3 million, respectively. We incurred net losses of $93.0 million and $17.5 million for the three months ended March 31, 2024 and 2023, respectively.

Summary of Financial Highlights

Our revenue for the three months ended March 31, 2024, increased by 269% compared to the three months ended March 31, 2023, primarily driven by higher demand for our Aries product. Gross margin increased 53.3 percentage points to 77.4% for the three months ended March 31, 2024 from 24.1% for the three months ended March 31, 2023, primarily driven by a 20% increase in the overall average selling prices, partially offset by product mix compared to the three months ended March 31, 2023. The prior year quarter also included a $9.7 million write down of inventory in excess of our sales forecast for a legacy customer system that did not occur during the three months ended March 31, 2024.

Operating expense increased by $110.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by an increase of $95.8 million in stock-based compensation expense resulting from the vesting and settlement of restricted stock units (“RSUs”) that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and a $9.6 million increase in personnel-related expenses as a result of a 40% increase in headcount.

Initial Public Offering
On March 22, 2024, we completed our initial public offering (the “IPO”) of 22,770,000 shares of our common stock, par value $0.0001 per share (our “Common Stock”), at a price to the public of $36.00 per share, which included 19,758,903 shares of Common Stock sold by us, inclusive of 2,970,000 shares sold by us pursuant to the full exercise of the underwriters’ over-allotment option, as well as 3,011,097 shares of Common Stock sold by certain of our existing stockholders. We received net proceeds of $672.2 million after deducting underwriting discounts and commissions of $39.1 million. In connection with the IPO, we recognized deferred offering costs of $6.2 million.
We recognized $88.9 million of stock-based compensation expense associated with vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO. Based on our IPO price of $36.00 per share, our tax withholding obligation in connection with the vesting of these RSUs was $20.1 million, which we paid in the first quarter of 2024.
Key Components of Results of Operations
Revenue
The vast majority of our revenue consists of product sales and a small portion is currently derived from engineering services. Product sales consists primarily of shipments of our Intelligent Connectivity Platform solution. Engineering services revenue consists of engineering fees associated with the development of certain custom features for some of our products. Engineering services revenue accounted for a small percentage of total revenue for the three months ended March 31, 2023. There was no revenue attributable to engineering services for the three months ended March 31, 2024.
Cost of Revenue
Cost of revenue includes cost of product sales revenue and cost of engineering services revenue. Cost of product sales revenue includes the cost of materials, such as wafers processed by third-party foundries, cost associated with packaging, assembly, shipping, depreciation of equipment associated with manufacturing, cost of logistics and quality assurance, warranty cost, amortization of capitalized production masks, cost of personnel including salaries, stock-based compensation, and employee benefits, write-down of inventories, and allocation of general corporate expenses.
While amortization of capitalized production masks has not been historically material, we expect to incur more significant costs in the future as we continue to increase the number of additional products.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has been, and may in the future be, influenced by several factors, including sales volume and pricing of our products and services, changes in product costs, contract manufacturing, and supplier pricing, personnel costs, shipping, and logistics costs.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, stock-based compensation expense, employee benefits, and bonuses. Operating expenses also include software license costs, pre-production engineering mask costs, professional and consulting services fees, and overhead costs for facilities and other shared expenses, including depreciation expense.
Research and Development
Research and development expenses consist of costs incurred in performing research and development activities and include salaries, stock-based compensation expense, employee benefits, bonuses, pre-production engineering mask costs, software license costs, prototype wafer, packaging and test costs, and allocated facilities expenses. Research and development costs are expensed as incurred.
Pre-production engineering mask costs are expensed. We capitalize the costs of production masks with alternative future use. To determine if a production mask has alternative future use or benefits, we evaluate risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production masks that do not meet the criteria for capitalization will be expensed as research and development costs.
We believe that continued investments in our products are important to our future growth and, as a result, we expect our research and development expenses to continue to increase in absolute dollars and moderately decline as a percentage of revenue over time as our revenue increases.
Sales and Marketing
Sales and marketing expenses consist of personnel costs including salaries, stock-based compensation expense, employee benefits, bonuses, samples to potential customers, travel and entertainment costs, and allocated facilities expenses.
We expect that our sales and marketing expenses will increase in absolute dollars as we increase our sales and marketing personnel and continue to expand our customer engagement with more design activities and increased product offerings and moderately decline as a percentage of revenue over time as our revenue increases.
General and Administrative
General and administrative expenses consist primarily of personnel costs including salaries, stock-based compensation expense, employee benefits and bonuses related to corporate, finance, legal and human resource functions, professional services fees, audit and compliance expenses, insurance costs, and general corporate expenses including allocated facilities expenses.
We expect general and administrative expenses to increase in absolute dollars and moderately decline as a percentage of revenue over time as our revenue increases as we grow our operations and incur additional expenses associated with operating as a public company. These expenses as a result of operating as a public company include expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.
Interest Income
Interest income consists of income earned on our short-term investments included in cash and cash equivalents and marketable securities.

Income Tax Provision
Income tax provision consists primarily of U.S. federal, state, and foreign income taxes. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(dollars in thousands)
Revenue	$65,258	$17,664	$47,594	269%
Total revenue increased $47.6 million, or 269%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a 293% increase in overall shipments driven by higher demand for our Aries product. The increase in revenue was also attributable to a 20% increase in the overall average selling prices driven by a higher mix of our current generation Aries retimers, which have a higher average selling price than our previous generation. The increase in revenue was partially offset by a decrease in engineering revenue, of which there was none for the three months ended March 31, 2024.
Cost of Revenue

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(dollars in thousands)
Cost of revenue	$14,738	$13,406	$1,332	10%
Total cost of revenue increased $1.3 million, or 10%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a 293% increase in overall shipments partially offset by a $9.7 million write down of inventory in excess of our sales forecast for a legacy customer system incurred in the three months ended March 31, 2023.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(dollars in thousands)
Gross profit	$50,520	$4,258	$46,262	1,086%
Gross margin	77.4%	24.1%	53.3%
Gross profit increased $46.3 million, or 1,086% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a 293% increase in product shipments as well as a $9.7 million write down of inventory in excess of our sales forecast for a legacy customer system incurred in the three months ended March 31, 2023 that did not occur during the three months ended March 31, 2024.

Gross margin increased 53.3 percentage points to 77.4% for the three months ended March 31, 2024 compared to 24.1% for the three months ended March 31, 2023. The increase was primarily driven by a 20% increase in the overall average selling prices, partially offset by product mix compared to the three months ended March 31, 2023. The prior year quarter also included a $9.7 million write down of inventory in excess of our sales forecast for a legacy customer system that did not occur during the three months ended March 31, 2024.
Research and Development

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(dollars in thousands)
Research and development	$53,558	$15,267	$38,291	251%
Percentage of revenue	82%	86%
Research and development expense increased $38.3 million, or 251%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a $28.3 million increase in stock-based compensation expense resulting from the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, a $5.9 million increase in personnel-related expenses as a result of a 44% increase in headcount and a $2.9 million increase in cost of software licenses.
Sales and Marketing

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(dollars in thousands)
Sales and marketing	$55,510	$4,393	$51,117	1,164%
Percentage of revenue	85%	25%
Sales and marketing expense increased $51.1 million, or 1,164%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a $49.3 million increase in stock-based compensation expense resulting from the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and a $1.6 million increase in personnel-related expenses as a result of a 18% increase in headcount.
General and Administrative

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(dollars in thousands)
General and administrative	24,419	3,525	$20,894	593%
Percentage of revenue	37%	20%
General and administrative expense increased $20.9 million, or 593%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a $17.7 million increase in stock-based compensation expense resulting from the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and a $2.1 million increase in personnel-related expenses as a result of a 64% increase in headcount.

Interest Income

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(dollars in thousands)
Interest income	$2,554	$1,596	$958	60%
Interest income increased $1.0 million, or 60%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to higher average short-term investments and cash equivalents balances primarily as a result of our IPO and higher interest rates.
Income Tax Provision

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(dollars in thousands)
Income tax provision	$12,582	$123	$12,459	10,129%
Income tax provision increased $12.5 million, or 10,129%, for the three months ended March 31, 2024 compared to three months ended March 31, 2023, primarily due to an increase in taxable income and capitalized research and development expenditures in accordance with Section 174 of the Internal Revenue Code.
Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains certain financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”), which we use to supplement the performance measures in our consolidated financial statements, which are presented in accordance with GAAP. We refer to these measures as “non-GAAP financial measures.” These non-GAAP financial measures include non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and non-GAAP net income (loss). We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that non-GAAP gross profit and gross margin, non-GAAP operating income (loss) and non-GAAP net income (loss) provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our investors to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Non-GAAP Gross Profit and Gross Margin
We define non-GAAP gross profit as gross profit presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses. The non-GAAP gross margin is non-GAAP gross profit divided by revenue. We have presented non-GAAP gross profit because we consider non-GAAP gross profit to be a useful metric for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation, charge that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.

A reconciliation of our GAAP gross profit and gross margin, the most directly comparable GAAP financial measure, to non-GAAP gross profit is presented below:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
GAAP gross profit	$50,520	$4,258
Stock-based compensation expense upon IPO (1)	516	—
Stock-based compensation expense	12	5
Non-GAAP gross profit	$51,048	$4,263

Revenue	$65,258	$17,664
GAAP gross margin	77.4%	24.1%
Non-GAAP gross margin	78.2%	24.1%
(1) Stock-based compensation expense recognized in connection with the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.

Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as operating loss presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses and employer payroll taxes related to the vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with the IPO. We have presented non-GAAP operating income (loss) because we consider non-GAAP operating income (loss) to be a useful metric for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation and employer payroll taxes related to the vesting and net settlement of restricted stock units in connection with our IPO, charges that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.

A reconciliation of our GAAP operating income (loss), the most directly comparable GAAP financial measure, to non-GAAP operating loss is presented below:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
GAAP operating loss	$(82,967)	$(18,927)
Stock-based compensation expense upon IPO (1)	88,873	—
Stock-based compensation expense	8,895	1,997
Employer payroll tax related to stock-based compensation from IPO (2)	1,072	—
Non-GAAP operating income (loss)	$15,873	$(16,930)
(1) Stock-based compensation expense recognized in connection with the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(2) Employer payroll taxes related to the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
Non-GAAP Net Income (Loss)
We monitor non-GAAP net income (loss) for planning and performance measurement purposes. We define non-GAAP net income (loss) as net loss reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expenses, employer payroll taxes related to the vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, and the related tax impact on the adjustments. We have presented non-GAAP net income (loss) because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance.
A reconciliation of our GAAP net income (loss), the most directly comparable GAAP financial measure, to our non-GAAP net income (loss) is presented below:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
GAAP net loss	$(92,995)	$(17,454)
Stock-based compensation expense upon IPO (1)	88,873	—
Stock-based compensation expense	8,895	1,997
Employer payroll tax related to stock-based compensation from IPO (2)	1,072	—
Income tax effect (3)	8,485	—
Non-GAAP net income (loss)	$14,330	$(15,457)
(1) Stock-based compensation expense recognized in connection with the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(2) Employer payroll taxes related to the vesting and settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(3) For the three months ended March 31, 2024, the non-GAAP tax rate of approximately 22% is calculated based on the tax laws in the jurisdictions in which the Company operates and excludes the impact of stock-based compensation expense and associated employer payroll taxes. Such adjustment for the three months ended March 31, 2023 was not material.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our redeemable convertible preferred stock, our IPO, and cash generated from the sale of our products. As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $801.4 million and working capital of $808.9 million. Our principal use of cash is to fund our operations and invest in research and development to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $218.4 million as of March 31, 2024. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$3,652	$(3,819)
Net cash (used in) provided by investing activities	$(4,251)	$35,297
Net cash provided by financing activities	$651,578	$31
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 of $3.7 million included net loss of $93.0 million, non-cash charges of $98.9 million primarily related to $97.8 million in stock-based compensation, a $10.2 million increase in accrued expenses and other liabilities primarily due to accrued income taxes, higher accrued pre-production engineering mask costs and timing of payments, and a $5.0 million increase in accounts payable primarily due to timing of payments. These cash flows provided by operating activities were partially offset by an increase of $8.4 million in accounts receivable due to higher product sales and timing of customer payments, a $5.9 million increase in inventory, primarily due to build up for anticipated demand, and a $2.7 million increase in prepaid expenses and other assets related to prepaid insurance.

Net cash used in operating activities for the three months ended March 31, 2023 of $3.8 million included a net loss of $17.5 million, and non-cash charges of $11.9 million primarily related to $9.7 million in inventory write-down. Operating cash uses included a $5.7 million decrease in accounts payable primarily due to timing of payments, partially offset by a $7.0 million decrease in accounts receivable due to timing of customer payments, a $0.6 million increase in accrued expenses and other liabilities primarily due to higher accrued pre-production engineering mask costs and timing of payments.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 of $4.3 million was the result of $23.3 million in purchases of marketable securities and $3.4 million in purchases of property and equipment, partially offset by $13.1 million in proceeds from sales of marketable securities and $9.4 million in maturities of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2023 of $35.3 million was the result of $45.1 million in proceeds from sales of marketable securities and $13.0 million in maturities of marketable securities. This was partially offset by $22.3 million in purchases of marketable securities and $0.4 million in purchases of property and equipment.
Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 of $651.6 million was the result of $672.2 million in proceeds from our IPO, net of underwriting discounts and commissions, and $1.2 million in proceeds from the exercise of stock options net of repurchases. This was partially offset by $20.1 million in tax withholding related to net share settlement of RSUs that had previously met the time vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and $1.8 million in payments of deferred offering costs.
Net cash provided by financing activities for the three months ended March 31, 2023 was immaterial.
Contractual Obligations and Commitments
Operating lease commitments. Our operating lease commitments primarily include corporate offices. As of March 31, 2024, there have been no material changes to our contractual obligations as previously disclosed in our Prospectus.
Purchase commitments. Our purchase commitments are primarily related to software licenses and engineering services. As of March 31, 2024, there have been no material changes to our contractual obligations as previously disclosed in our Prospectus.
Indemnification Agreements
See “Note 5 - Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.
Recent Accounting Pronouncements
For more information, see Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2024, we had cash and cash equivalents of $696.1 million and marketable securities of $105.3 million, which consisted of cash held in sweep accounts, checking accounts, money market funds, U.S. treasury and agency securities, commercial paper, corporate debt securities, and asset-backed securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income are primarily driven by increase in investment balance. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates would change the fair value of our investment in marketable securities by $1.0 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively.
Foreign Currency Exchange Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries in Taiwan, Canada, and Israel is the U.S. dollar. In February 2024, we formed a wholly owned subsidiary in China, and its functional currency is also the U.S. dollar. All of our sales and operating expenses are transacted in U.S. dollars, and therefore our revenue and expenses are not currently subject to significant foreign currency risk. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 100 basis point increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024, which was the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level.

Notwithstanding these identified material weaknesses, management, including our principal executive officer and principal financial and accounting officer, believes that the interim condensed financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for the periods presented in conformity with GAAP.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Prospectus, we have identified material weaknesses in our internal control over financial reporting as follows:

We did not adequately design and maintain an effective risk assessment process at a sufficient precision level to identify risks of material misstatement in our consolidated financial statements. Specifically, the implementation of controls was not sufficient to respond to risks of material misstatement to financial reporting, including a lack of effectively designed controls over segregation of duties, particularly over the preparation and review of journal entries and account reconciliations.

This material weakness could result in a misstatement of substantially all of the financial statement accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized, and implemented appropriately.

These IT deficiencies did not result in a material misstatement to our consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.

Remediation Efforts to Address Previously Identified Material Weaknesses

We are taking steps to remediate these material weaknesses through the implementation of business processes and IT general controls. We plan to review business processes and IT processes and design and implement internal controls consistent with the principles of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to address the risks of material misstatement. Such activities may include designing and implementing new business processes, enhancing information and communication processes, assessing risk, improvements to control documentation, enhancements to segregation of duties and access rights, and deployment of new IT systems and system functionalities as necessary. We also plan to establish a monitoring function over internal control over financial reporting, including internal audit, to evaluate and enhance internal controls consistent with the COSO framework and the requirements of a public company. We further plan to implement and operate an appropriate set of IT general controls covering all financially significant systems, which includes controls covering security administration, segregation of duties, computer operations, system implementations, change management, complementary user controls for hosted systems, oversight activities for significant third-party vendors and others.
As of March 31, 2024, the remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weaknesses, and include:
•engagement with external consultants with extensive Sarbanes-Oxley Act experience;
•designing and implementing controls related to the formalization of our accounting policies and procedures and financial reporting;
•hiring additional staff and development of accounting processes to further segregate accounting responsibilities;
•designing and implementing controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; and
•during the quarter ended March 31, 2024, formed a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by us through controls and procedures and the monitoring of their integrity and effectiveness.
We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed and operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Part II - Other Information
Item 1. Legal Proceedings
We are not currently a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled “Risk Factors” in the Prospectus. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Conversion of the Company’s Preferred Stock into Common Stock in connection with IPO

On March 22, 2024, in connection with our IPO, we issued 90,890,650 shares Common Stock upon conversion on a one-for-one basis (the “Conversion”) of all outstanding shares of our Series A Preferred Stock, par value $0.0001 per share, Series A-1 Preferred Stock, par value $0.0001 per share, Series B Preferred Stock, par value $0.0001 per share, Series B-1 Preferred Stock, par value $0.0001 per share, Series C Preferred Stock, par value $0.0001 per share, and Series D Preferred Stock, par value $0.0001 per share (collectively, the “Preferred Stock”), pursuant to our Amended and Restated Certificate of Incorporation, as amended and in effect immediately prior to the closing of the IPO. The Conversion of the Preferred Stock into an equal number of shares of Common Stock occurred automatically immediately prior to the consummation of the IPO. The issuance of the Common Stock upon the Conversion has not been registered under the Securities Act, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.
Use of Proceeds from our IPO
On March 22, 2024, we completed our IPO in which we registered and sold an aggregate of 19,758,903 shares of our Common Stock for our account, and we registered an aggregate of 3,011,097 shares of our Common Stock that were sold by certain of our existing stockholders. The shares of Common Stock sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-277205), which was declared effective by the SEC on March 19, 2024. Our shares of Common Stock were sold at an initial public offering price of $36.00 per share, which generated aggregate proceeds of $672.2 million after deducting underwriting discounts and commissions of $39.1 million, and $102.4 million for the accounts of the selling stockholders, after deducting underwriting discounts and commissions of $6.0 million. Morgan Stanley and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering.

We received net proceeds from the IPO of approximately $666.0 million, after deducting underwriting discounts and offering expenses of $6.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
The net proceeds from our IPO were used to satisfy our tax withholding and remittance obligations related to the settlement, vesting, and/or exercise of certain equity awards in connection with the IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable
Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Astera Labs, Inc.	8-K	001-1736297	3.1	3/28/2024

3.2	Second Amended and Restated Bylaws of Astera Labs, Inc	8-K	001-1736297	3.2	3/28/2024

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-277205	10.1	2/21/2024

10.2#	2024 Stock Option and Incentive Plan, and forms of award agreements thereunder					X

10.3#	2024 Employee Stock Purchase Plan					X

10.4#	Form of Non-Employee Director Compensation Policy	S-1	333-277205	10.6	2/21/2024

10.5#	Senior Executive Cash Incentive Bonus Plan	S-1	333-277205	10.7	2/21/2024

10.6	Lease Agreement by and between the Registrant and Marriott Plaza Associates LP, dated February 21, 2020, as amended by the First Amendment to Lease Agreement, dated June 15, 2021, as further amended by the Second Amendment to Lease Agreement, dated March 20, 2022, the Third Amendment to Lease Agreement, dated January 30, 2023, the Fourth Amendment to Lease Agreement, dated December 16, 2023, and the Fifth Amendment to Lease Agreement, dated February 1, 2024.	S-1/A	333-277205	10.14	3/01/2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101. SCH	Inline XBRL Schema Document

101. CA:	Inline XBRL Calculation Linkbase Document

101 DEF	Inline XBRL Definition Linkbase Document

101. LAB	Inline XBRL Labels Linkbase Document

101. PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

___________
# Indicates management contract or compensatory plan, contract or agreement.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERA LABS, INC.

Date: May 7, 2024	By:	/s/ Jitendra Mohan
	Name:	Jitendra Mohan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Michael Tate
	Name:	Michael Tate
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)