Form 10-Q
period 2024-06-30
Astera Labs, Inc.
filed 2024-08-07
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☒   No ☐
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
Yes ☐   No ☒
As of July 31, 2024, there were 156,656,716 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

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
•the estimated size of our overall market opportunity;
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

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$421,076	$45,098
Marketable securities	409,919	104,215
Accounts receivable, net	22,233	8,335
Inventory	28,572	24,095
Prepaid expenses and other current assets	9,445	4,064
Total current assets	891,245	185,807
Property and equipment, net	21,821	4,712
Other assets	2,449	5,773
Total assets	$915,515	$196,292

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$14,595	$6,337
Accrued expenses and other current liabilities	49,478	28,742
Total current liabilities	64,073	35,079
Other liabilities	6,190	3,787
Total liabilities	70,263	38,866
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 0 and 91,131 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 0 and 90,891 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; liquidation preference of $0 and $265,699 as of June 30, 2024 and December 31, 2023, respectively	—	255,127
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000 and 162,641 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 156,656 and 42,046 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	16	4
Additional paid-in capital	1,071,504	27,411
Accumulated other comprehensive (loss) income	(352)	259
Accumulated deficit	(225,916)	(125,375)
Total Stockholders’ Equity (Deficit)	845,252	(97,701)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$915,515	$196,292

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$76,850	$10,688	$142,108	$28,352
Cost of revenue	16,996	2,249	31,734	15,655
Gross profit	59,854	8,439	110,374	12,697
Operating expenses
Research and development	40,089	17,860	93,647	33,127
Sales and marketing	22,076	5,097	77,586	9,490
General and administrative	22,036	3,095	46,455	6,620
Total operating expenses	84,201	26,052	217,688	49,237
Operating loss	(24,347)	(17,613)	(107,314)	(36,540)
Interest income	10,264	1,555	12,818	3,151
Loss before income taxes	(14,083)	(16,058)	(94,496)	(33,389)
Income tax (benefit) provision	(6,537)	3,946	6,045	4,069
Net loss	$(7,546)	$(20,004)	$(100,541)	$(37,458)
Other comprehensive loss
Unrealized losses on marketable securities, net of taxes	(293)	(212)	(611)	(4)
Total other comprehensive loss	(293)	(212)	(611)	(4)
Total comprehensive loss	$(7,839)	$(20,216)	$(101,152)	$(37,462)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.55)	$(0.97)	$(1.03)
Weighted-average shares used in calculating net loss per share attributable to common stockholders:
Basic and diluted	155,199	36,567	103,865	36,199

The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(unaudited)

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2024	155,471	$16	$1,027,197	$(59)	$(218,370)	$808,784
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	821	—	907	—	—	907
Issuance of common stock upon vesting of restricted stock units	364	—	—	—	—	—
Stock-based compensation	—	—	43,067	—	—	43,067
Warrants contra revenue	—	—	333	—	—	333
Unrealized losses on marketable securities	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	(7,546)	(7,546)
Balances as of June 30, 2024	156,656	$16	$1,071,504	$(352)	$(225,916)	$845,252

Three Months Ended June 30, 2023

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of March 31, 2023	90,891	$255,127	40,558	$4	$16,656	$(21)	$(116,572)	$(99,933)
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	53	—	317	—	—	317
Repurchase of common stock upon termination	—	—	(49)	—	(174)	—	—	(174)
Stock-based compensation	—	—	—	—	2,672	—	—	2,672
Warrants contra revenue	—	—	—	—	72	—	—	72
Unrealized losses on marketable securities	—	—	—	—	—	(212)	—	(212)
Net loss	—	—	—	—	—	—	(20,004)	(20,004)
Balances as of June 30, 2023	90,891	$255,127	40,562	$4	$19,543	$(233)	$(136,576)	$(117,262)

Table of Content

Six Months Ended June 30, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	90,891	$255,127	42,046	$4	$27,411	$259	$(125,375)	$(97,701)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(90,891)	(255,127)	90,891	9	255,118	—	—	255,127
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	19,759	2	665,988	—	—	665,990
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	835	—	1,823	—	—	1,823
Issuance of common stock upon vesting of restricted stock units	—	—	3,700	1	—	—	—	1
Shares of common stock withheld related to net settlement of restricted stock units	—	—	(559)	—	(20,111)	—	—	(20,111)
Repurchase of common stock upon termination	—	—	(16)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	140,835	—	—	140,835
Warrants contra revenue	—	—	—	—	443	—	—	443
Unrealized losses on marketable securities	—	—	—	—	—	(611)	—	(611)
Net loss	—	—	—	—	—	—	(100,541)	(100,541)
Balances as of June 30, 2024	—	$—	156,656	$16	$1,071,504	$(352)	$(225,916)	$845,252

Six Months Ended June 30, 2023

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	90,891	$255,127	40,629	$4	$14,051	$(229)	$(99,118)	$(85,292)
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	107	—	870	—	—	870
Repurchase of common stock upon termination	—	—	(174)	—	(174)	—	—	(174)
Stock-based compensation	—	—	—	—	4,669	—	—	4,669
Warrants contra revenue	—	—	—	—	127	—	—	127
Unrealized losses on marketable securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(37,458)	(37,458)
Balances as of June 30, 2023	90,891	$255,127	40,562	$4	$19,543	$(233)	$(136,576)	$(117,262)

The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(100,541)	$(37,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	140,835	4,669
Inventory write-downs	1,493	9,733
Depreciation	1,331	763
Non-cash operating lease expense	1,106	536
Warrants contra revenue	443	127
Accretion of discounts on marketable securities	(1,637)	(640)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,898)	9,081
Inventory	(5,970)	1,374
Prepaid expenses and other assets	(5,396)	223
Accounts payable	5,831	(7,745)
Accrued expenses and other liabilities	10,930	(6,844)
Operating lease liability	(1,062)	(600)
Net cash provided by (used in) operating activities	33,465	(26,781)
Cash flows from investing activities
Purchases of property and equipment	(2,100)	(1,014)
Purchases of marketable securities	(345,756)	(27,274)
Maturities of marketable securities	20,776	18,000
Sales of marketable securities	20,358	54,749
Net cash (used in) provided by investing activities	(306,722)	44,461
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	672,198	—
Payment of deferred offering costs	(4,801)	—
Tax withholding related to net share settlements of restricted stock units	(20,111)	—
Proceeds (payments) from exercises of stock options, net of repurchases	1,949	(87)
Net cash provided by (used in) financing activities	649,235	(87)
Net increase in cash and cash equivalents	375,978	17,593
Cash and cash equivalents
Beginning of the period	45,098	76,088
End of the period	$421,076	$93,681
Noncash investing and financing activities
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	$255,127	$—
Purchases of property and equipment in accounts payable and accrued expenses	$16,666	$510
Right-of-use assets obtained in exchange for lease obligations	$405	$1,342
The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Business and Summary of Significant Accounting Policies
Description of Business
Astera Labs, Inc. (the “Company”) offers an Intelligent Connectivity Platform, comprised of semiconductor-based, high-speed, mixed-signal connectivity products that integrate a matrix of microcontrollers and sensors, and COSMOS, the Company’s software suite which is embedded in its connectivity products and integrated into its customers’ systems.
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
The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information reasonably available to the Company. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. These estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s condensed consolidated financial statements in future periods, and actual results could differ from these estimates.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect a material impact from the adoption of this guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect a material impact from the adoption of this guidance on its consolidated financial statements and related disclosures.
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

The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Taiwan	$63,955	$569	$123,528	$10,303
United States	4,499	6,222	5,356	11,592
Netherlands	-	2,412	-	4,919
Other	8,396	1,485	13,224	1,538
Total	$76,850	$10,688	$142,108	$28,352

The Company had the following customers that individually comprised 10% or more of its revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	41%	*	44%	*
Customer B	24%	*	30%	36%
Customer C	18%	*	13%	*
Customer D	*	49%	*	20%
Customer E	*	23%	*	18%
Customer F	*	*	*	16%
*Less than 10% of total revenue
The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	June 30, 2024	December 31, 2023
Customer A	27%	39%
Customer B	24%	27%
Customer C	33%	*
Customer F	10%	*
*Less than 10% of total accounts receivable, net
The Company did not recognize any material allowance for credit losses as of June 30, 2024 and December 31, 2023.
Property and equipment by geographic location is based on the location of the asset. As of June 30, 2024, 25% and 73% of the Company’s property and equipment was located in the United States and Taiwan, respectively. As of December 31, 2023, substantially all of the Company’s property and equipment was located in the United States.
3.Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$141,349	$-	$-	$141,349
U.S treasury and agency securities	147,641	-	(14)	147,627
Corporate debt securities	13,053	-	(4)	13,049
Commercial paper	104,499	-	(58)	104,441
Total cash equivalents	$406,542	$-	$(76)	$406,466
Marketable securities
U.S treasury and agency securities	$120,473	$54	$(166)	$120,361
Commercial paper	40,662	-	(34)	40,628
Corporate debt securities	226,740	95	(206)	226,629
Foreign government bonds	498	-	-	498
Asset-backed securities	21,822	6	(25)	21,803
Total marketable securities	$410,195	$155	$(431)	$409,919

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$757	$-	$-	$757
U.S treasury and agency securities	472	-	-	472
Commercial paper	250	-	-	250
Total cash equivalents	$1,479	$-	$-	$1,479
Marketable securities
U.S treasury and agency securities	$59,856	$211	$(64)	$60,003
Commercial paper	8,513	-	(5)	8,508
Corporate debt securities	23,552	96	(9)	23,639
Asset-backed securities	12,059	14	(8)	12,065
Total marketable securities	$103,980	$321	$(86)	$104,215
As of June 30, 2024 and December 31, 2023, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material.
The contractual maturities of marketable securities classified as available-for-sale, regardless of their classification on the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$554,614	$554,454	$65,816	$65,757
Due after one year through five years	262,123	261,931	39,643	39,937
Total available-for-sale securities	$816,737	$816,385	$105,459	$105,694
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses or impairments as of June 30, 2024 and December 31, 2023.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023.
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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$141,349	$-	$-	$141,349
U.S. treasury and agency securities	-	147,627	-	147,627
Corporate debt securities	-	13,049	-	13,049
Commercial paper	-	104,441	-	104,441
Total cash equivalents	$141,349	$265,117	$-	$406,466
Marketable securities
U.S. treasury and agency securities	$-	$120,361	$-	$120,361
Commercial paper	-	40,628	-	40,628
Corporate debt securities	-	226,629	-	226,629
Foreign government bonds	-	498	-	498
Asset-backed securities	-	21,803	-	21,803
Total marketable securities	$-	$409,919	$-	$409,919

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$757	$-	$-	$757
U.S. treasury and agency securities	-	472	-	472
Commercial paper	-	250	-	250
Total cash equivalents	$757	$722	$-	$1,479
Marketable securities
U.S. treasury and agency securities	$-	$60,003	$-	$60,003
Commercial paper	-	8,508	-	8,508
Corporate debt securities	-	23,639	-	23,639
Asset-backed securities	-	12,065	-	12,065
Total marketable securities	$-	$104,215	$-	$104,215
The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
4.Condensed Consolidated Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Raw materials	$1,664	$2,247
Work-in-progress	10,915	11,780
Finished goods	15,993	10,068
Total inventory	$28,572	$24,095

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Construction in progress	$16,013	$—
Laboratory equipment	8,367	6,470
Office furniture	307	242
Leasehold improvements	843	437
Servers and workstations	301	242
Property and equipment, gross	25,831	7,391
Less: accumulated depreciation	(4,010)	(2,679)
Total property and equipment, net	$21,821	$4,712
Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.7 million and $0.4 million, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. Construction in progress primarily includes production mask costs capitalized relating to the Company’s products and will be placed in service and begin to depreciate when related manufacturing commences.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$16,325	$14,923
Production mask costs	13,509	—
Accrued expenses	8,650	8,439
Customer deposits	5,000	—
Accrued software license costs	3,861	3,224
Operating lease liabilities, current	2,133	2,156
Total accrued expenses and other current liabilities	$49,478	$28,742
Other Liabilities
Other liabilities consists of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Income taxes	$4,890	$1,394
Other	1,300	2,393
Total other liabilities	$6,190	$3,787
5.Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation. The Company had no material firm purchase commitments as of June 30, 2024.
The Company’s purchase commitments include payments for software licenses when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments for software licenses as of June 30, 2024 (in thousands):

Purchase Commitments
Remainder of 2024	$600
2025	4,341
Total purchase commitments	$4,941
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
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2024 and December 31, 2023.
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
Undesignated Preferred Stock
On March 22, 2024, in connection with the consummation of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which authorized 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share, with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. As of June 30, 2024, no undesignated preferred stock has been issued.
Common Stock
On January 22, 2024, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware and resulted in an increase to the authorized shares of the Company’s Common Stock from 162,641,331 shares to 163,375,000 shares. On March 22, 2024, in connection with the consummation of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that resulted in an increase to the authorized shares of the Company’s Common Stock from 163,375,000 shares to 1,000,000,000 shares. As of June 30, 2024 and December 31, 2023, the Company had authorized 1.0 billion and 162.6 million shares, respectively, of Common Stock with a $0.0001 per share par value. Common stockholders are entitled to one vote for each share held.

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
In October 2023, the Company amended the warrant agreement and issued an additional warrant to the Holder to purchase an aggregate of up to 831,945 shares of Common Stock at an exercise price of $20.34 per share (the “2023 Warrant”, and together with the Customer Warrant, the “Warrants”), with the same exercise period as the Customer Warrant. The 2023 Warrant will vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of payments by the Holder and its affiliates to the Company. As of June 30, 2024 and December 31, 2023, an aggregate of 290,355 shares and 198,518 shares, respectively, underlying the Warrants vested and are exercisable. Additionally, an aggregate of 42,693 and 34,090 shares were probable of vesting as of June 30, 2024 and December 31, 2023, respectively.
The Company recognized $0.3 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2024 and 2023, as a reduction of revenue in the condensed consolidated statements of operations and comprehensive loss related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until October 14, 2029.
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
The 2018 Plan was terminated in March 2024. Any shares of the Company’s Common Stock that would have otherwise returned to the 2018 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder, including, for the avoidance of doubt, any shares of Common Stock withheld by the Company to satisfy any tax withholding obligations that arose upon vesting or settlement of awards in connection with the IPO, will be returned to the share reserve under the 2024 Plan. All future equity grants will be made pursuant to the 2024 Plan.
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
Under the ESPP, participants can purchase the Company’s Common Stock using payroll deductions, which may not exceed 15% of their salary. Participants will be granted the right to purchase shares of Common Stock at a price per share that is equal to 85% of the lesser of (i) the fair market value of the common stock on the first trading day of the applicable offering period, or the “Price to Public” set forth on the cover page for the Prospectus if the date for which the fair market value of the Common Stock is determined is the first day when trading prices for the Company’s Common Stock are reported on a national securities exchange or (ii) the fair market value of the Common Stock on the last trading day of the end of the six-month offering period. No participant has the right to purchase shares of Common Stock in an amount, when aggregated with purchase rights under all the Company’s employee stock purchase plans that are also in effect in the same calendar year(s), that has a fair market value of more than $25,000, determined as of the first day of the applicable offering period, for each calendar year in which that right is outstanding. In addition, no participant is permitted to purchase more than 3,000 shares during any applicable offering period. As of June 30, 2024, there have been no shares issued under the ESPP.
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$84	$2	$612	$7
Research and development	12,971	1,672	42,978	3,351
Sales and marketing	15,758	694	65,016	695
General and administrative	14,254	304	32,229	616
Total	$43,067	$2,672	$140,835	$4,669
Stock-based compensation expense recognized during the six months ended June 30, 2024 included $88.9 million of cumulative stock-based compensation expense related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with the Company’s IPO.
Stock Option
A summary of stock option activity under the 2018 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,059	$0.84	7.5	$175,790
Granted	-	-
Exercised	(835)	0.63
Cancelled and forfeited	(42)	0.69
Outstanding at June 30, 2024	9,182	$0.86	6.9	$547,676
Vested and Exercisable at June 30, 2024	6,583	$0.74	6.8	$393,469
As of June 30, 2024, there was approximately $14.1 million of total unrecognized compensation cost, related to unvested options, which is expected to be recognized over a weighted-average remaining requisite service period of 1.2 years, using the straight-line method.

Restricted Stock Units
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	8,583	$13.34
Granted	8,142	30.51
Vested	(3,700)	11.87
Cancelled and forfeited	(243)	18.33
Outstanding at June 30, 2024	12,782	$24.30
The aggregate fair value of RSUs that vested and settled during the six months ended June 30, 2024 was $128.1 million.
As of June 30, 2024, there was $222.1 million of unrecognized stock-based compensation expense related to all unvested awards, which is expected to be recognized over a weighted-average period of 1.7 years.
9.Net Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(7,546)	$(20,004)	$(100,541)	$(37,458)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	155,199	36,567	103,865	36,199
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.55)	$(0.97)	$(1.03)
As the Company was in a loss position for the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per share are the same as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows (in thousands):

	As of
	June 30, 2024	June 30, 2023
Options to purchase Common Stock	9,155	11,712
Redeemable convertible Preferred Stock	—	90,891
Unvested RSUs	12,782	6,354
Warrants for Common Stock	2,442	1,610
ESPP	149	—
Total	24,528	110,567

10.Income Taxes
The Company's income tax expense recognized for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$(6,537)	$3,946	$6,045	$4,069
Effective tax rate	46.4%	(24.6)%	(6.4)%	(12.19)%
The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three and six months ended June 30, 2024 and 2023 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code, which results in current tax expense. This is offset by benefits from the foreign derived intangible income deduction, significant increase in stock-based compensation tax deduction from option exercises, and U.S. research and development credits.
Income tax (benefit) provision consists primarily of U.S. federal, state, and foreign income taxes. The Company maintains a full valuation allowance on its federal and state deferred tax assets as it has concluded that it is more likely than not that the deferred tax assets will not be realized as of June 30, 2024 and December 31, 2023. The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development expenditures under Internal Revenue Code Section 174 for tax years beginning after December 31, 2021. The rule became effective for the Company in 2022 and resulted in the capitalization of research and development costs which was offset by a valuation allowance. The Company will amortize these costs for tax purposes over 5 years for research and development performed in the U.S., and over 15 years for research and development performed outside of the United States. The effect of the TCJA has resulted in reporting taxable income in 2023 and 2024, despite incurring a pre-tax loss.
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
Building on years of experience with a singular focus on addressing connectivity challenges in data-centric systems, we have developed and deployed our leading Intelligent Connectivity Platform built from the ground up for cloud and AI infrastructure. Our Intelligent Connectivity Platform is comprised of semiconductor-based, high-speed, mixed-signal connectivity products that integrate a matrix of microcontrollers and sensors, and COSMOS, our software suite, which is embedded in our connectivity products and integrated into our customers’ systems.
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
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since our founding in October 2017, and particularly since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021 and $79.9 million in 2022 to $115.8 million in 2023, driven by a sizable increase in demand for our products. We have made significant investments in the design and development of new products and platform enhancements, and, as a result, we have not yet achieved profitability on an annual basis. Our revenue was $76.9 million and $10.7 million for the three months ended June 30, 2024 and 2023, respectively, and $142.1 million and $28.4 million for the six months ended June 30, 2024 and 2023, respectively. Our gross profit was $59.9 million and $8.4 million for the three months ended June 30, 2024 and 2023, respectively, and $110.4 million and $12.7 million for the six months ended June 30, 2024 and 2023, respectively. We incurred net losses of $7.5 million and $20.0 million for the three months ended June 30, 2024 and 2023, respectively, and $100.5 million and $37.5 million for the six months ended June 30, 2024 and 2023, respectively.

Summary of Financial Highlights

Our revenue for the three months ended June 30, 2024 increased by 619% compared to the three months ended June 30, 2023, primarily due to an increase in overall shipments driven by higher demand for our Aries products. Gross margin decreased by 110 basis points (“bps”) to 77.9% for the three months ended June 30, 2024 from 79.0% for the three months ended June 30, 2023, primarily driven by inventory write-downs partially offset by the higher gross margin as a result of the product mix.

Our revenue for the six months ended June 30, 2024, increased by 401% compared to the six months ended June 30, 2023, primarily driven by higher demand for our Aries products. Gross margin increased 3,290 bps to 77.7% for the six months ended June 30, 2024 from 44.8% for the six months ended June 30, 2023, primarily driven by an increase in overall shipments, product mix, and an $8.2 million decrease from inventory write-downs. The inventory write-downs during the six months ended June 30, 2023 were due primarily to inventory in excess of our sales forecast for a legacy customer product.

Operating expenses increased by $58.1 million, or 223%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by an increase of $40.3 million in non-cash stock-based compensation expense resulting from the time-based vesting and settlement of restricted stock units (“RSUs”), and a $10.3 million higher in personnel-related expenses as a result of a 55% increase in headcount.

Operating expenses increased by $168.5 million, or 342%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by an increase of $135.6 million in non-cash stock-based compensation expense resulting from the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and a $19.6 million increase in personnel-related expenses as a result of a 42% increase in headcount.

Initial Public Offering
On March 22, 2024, we completed our initial public offering (the “IPO”) of 22,770,000 shares of our common stock, par value $0.0001 per share (our “Common Stock”), at a price to the public of $36.00 per share, which included 19,758,903 shares of Common Stock sold by us, inclusive of 2,970,000 shares sold by us pursuant to the full exercise of the underwriters’ over-allotment option, as well as 3,011,097 shares of Common Stock sold by certain of our existing stockholders. We received net proceeds of $672.2 million, after deducting underwriting discounts and commissions of $39.1 million, and we did not receive any proceeds from the sale of our common stock by our existing shareholders in the IPO. In connection with the IPO, we recognized deferred offering costs of $6.2 million.
We recognized $88.9 million of cumulative stock-based compensation expense associated with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO. Based on our IPO price of $36.00 per share, our tax withholding obligation in connection with the vesting of these RSUs was $20.1 million, which we paid in the first quarter of 2024.
Key Components of Results of Operations
Revenue
The vast majority of our revenue consists of product sales and a small portion is currently derived from engineering services. Product sales consists primarily of shipments of our Intelligent Connectivity Platform solution. Engineering services revenue consists of engineering fees associated with customer-defined engineering services for some of our products. Engineering services revenue accounted for a small percentage of total revenue for each of the six months ended June 30, 2024 and 2023.

Cost of Revenue
Cost of revenue includes cost of product sales and cost of engineering services. Cost of product sales includes the cost of materials, such as wafers processed by third-party foundries, cost associated with packaging, assembly, shipping, depreciation of equipment associated with manufacturing, cost of logistics and quality assurance, warranty cost, amortization of capitalized production masks, cost of personnel including salaries, stock-based compensation, employee benefits, write-down of inventories, and allocation of general corporate expenses.
While amortization of capitalized production masks has not been historically material, we expect to incur more significant costs in the future as we continue to increase the number of additional products.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has been, and may in the future be, influenced by several factors, including sales volume, pricing of our products and services, changes in product costs, contract manufacturing supplier pricing, personnel costs, shipping, logistics costs, and inventory write-downs.
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

We expect general and administrative expenses to increase in absolute dollars as we grow our operations and incur additional expenses associated with operating as a public company and moderately decline as a percentage of revenue over time as our revenue increases. These expenses as a result of operating as a public company include expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and other professional services.
Interest Income
Interest income consists of income earned on our short-term investments included in cash and cash equivalents and marketable securities.
Income Tax Provision
Income tax provision consists primarily of U.S. federal, state, and foreign income taxes. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Revenue	$76,850	$10,688	$66,162	619%	$142,108	$28,352	$113,756	401%
Total revenue increased $66.2 million, or 619%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a 555% increase in overall shipments driven by higher demand for our Aries products. The increase in revenue was also attributable to overall average selling prices driven by an increased mix of our second-generation Aries retimers, which have a higher average selling price than our first-generation.
Total revenue increased $113.8 million, or 401%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a 399% increase in overall shipments driven by higher demand for our Aries products. The increase in revenue was also attributable to overall average selling prices driven by an increased mix of our second-generation Aries retimers, which have a higher average selling price than our first-generation.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Cost of revenue	$16,996	$2,249	$14,747	656%	$31,734	$15,655	$16,079	103%
Total cost of revenue increased $14.7 million, or 656%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a 555% increase in overall shipments and inventory write-downs, partially offset by lower average unit cost.
Total cost of revenue increased $16.1 million, or 103%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a 399% increase in overall shipments partially offset by lower average unit cost and an $8.2 million decrease in inventory write-downs. The inventory write-downs during the six months ended June 30, 2023 were primarily due to inventory in excess of our sales forecast for a legacy customer product.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages and bps)
Gross profit	$59,854	$8,439	$51,415	609%	$110,374	$12,697	$97,677	769%
Gross margin	77.9%	79.0%	(110) bps		77.7%	44.8%	3,290 bps
Gross profit increased $51.4 million, or 609%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to a 555% increase in product shipments partially offset by inventory write-downs.
Gross profit increased $97.7 million, or 769%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a 399% increase in product shipments as well as an $8.2 million decrease in inventory write-downs.
Gross margin decreased 110 bps to 77.9% for the three months ended June 30, 2024 compared to 79.0% for the three months ended June 30, 2023. The decrease was primarily driven by inventory write-downs partially offset by the higher gross margin as a result of the product mix.
Gross margin increased 3,290 bps to 77.7% for the six months ended June 30, 2024 compared to 44.8% for the three months ended June 30, 2023. The increase was primarily driven by an increase in overall shipments, product mix, and a net decrease of $8.2 million in inventory write-downs.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Research and development	$40,089	$17,860	$22,229	124%	$93,647	$33,127	$60,520	183%
Percentage of revenue	52%	167%			66%	117%
Research and development expense increased $22.2 million, or 124%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to a $11.3 million increase in non-cash stock-based compensation expense resulting from the time-based vesting of RSUs after the liquidity event vesting condition was satisfied in connection with our IPO, a $6.4 million higher in personnel-related expenses as a result of a 54% increase in headcount, and a $5.5 million increase in cost of software licenses and cloud hosting services related to our development projects.
Research and development expense increased $60.5 million, or 183%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was attributable to a $39.6 million increase in non-cash stock-based compensation expense primarily due to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO. Additionally, there was a $12.2 million higher in personnel-related expenses as a result of a 47% increase in headcount and a $8.4 million increase in cost of software licenses and cloud hosting services related to our development projects.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Sales and marketing	$22,076	$5,097	$16,979	333%	$77,586	$9,490	$68,096	718%
Percentage of revenue	29%	48%			55%	33%
Sales and marketing expense increased $17.0 million, or 333%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to a $15.1 million increase in non-cash stock-based compensation expense resulting from the time-based vesting of RSUs after the liquidity event vesting condition was satisfied in connection with our IPO, and a $1.6 million higher in personnel-related expenses as a result of a 32% increase in headcount.
Sales and marketing expense increased $68.1 million, or 718%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was attributable to a $64.3 million increase in non-cash stock-based compensation expense primarily due to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and a $3.2 million higher in personnel-related expenses as a result of a 17% increase in headcount.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
General and administrative	$22,036	$3,095	$18,941	612%	$46,455	$6,620	$39,835	602%
Percentage of revenue	29%	29%			33%	23%
General and administrative expense increased $18.9 million, or 612%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to a $14.0 million increase in non-cash stock-based compensation expense resulting from the time-based vesting of RSUs after the liquidity event vesting condition was satisfied in connection with our IPO, and a $2.3 million higher in personnel-related expenses as a result of a 108% increase in headcount.
General and administrative expense increased $39.8 million, or 602%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was attributable to a $31.6 million increase in non-cash stock-based compensation expense primarily due to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, a $4.2 million higher in personnel-related expenses as a result of a 72% increase in headcount, and a $1.8 million increase in professional services fees as we building out our public company infrastructure.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Interest income	$10,264	$1,555	$8,709	560%	$12,818	$3,151	$9,667	307%

For the three and six months ended June 30, 2024, interest income increased $8.7 million, or 560%, and $9.7 million, or 307%, compared to the three and six months ended June 30, 2023, respectively. The increase was primarily due to higher average short-term investments and cash equivalents balances primarily as a result of our IPO and higher interest rates.
Income Tax (Benefit) Provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Income tax (benefit) provision	$(6,537)	$3,946	$(10,483)	(266)%	$6,045	$4,069	$1,976	49%
Income tax (benefit) provision decreased $10.5 million, or 266%, for the three months ended June 30, 2024 compared to three months ended June 30, 2023, primarily due to an increase in excess tax benefits related to exercised stock options, a foreign derived intangible income deduction, and U.S. research and development credits.
Income tax (benefit) provision increased $2.0 million, or 49%, for the six months ended June 30, 2024 compared to six months ended June 30, 2023, primarily due to an increase in revenue and capitalized research and development expenditures in accordance with Section 174 of the Internal Revenue Code.
Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains certain financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”), which we use to supplement the performance measures in our consolidated financial statements, which are presented in accordance with GAAP. We refer to these measures as “non-GAAP financial measures.” These non-GAAP financial measures include non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), and non-GAAP net income (loss). We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income (loss), and non-GAAP net income (loss) provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses. The non-GAAP gross margin is non-GAAP gross profit divided by revenue. We have presented non-GAAP gross profit because we consider non-GAAP gross profit to be a useful metric for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation, a charge that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.

A reconciliation of our GAAP gross profit and gross margin, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
GAAP gross profit	$59,854	$8,439	$110,374	$12,697
Stock-based compensation expense upon IPO (1)	—	—	516	—
Stock-based compensation expense	84	2	96	7
Non-GAAP gross profit	$59,938	$8,441	$110,986	$12,704

Revenue	$76,850	$10,688	$142,108	$28,352
GAAP gross margin	77.9%	79.0%	77.7%	44.8%
Non-GAAP gross margin	78.0%	79.0%	78.1%	44.8%
(1) Stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.

Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as operating loss presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses and employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with the IPO. We have presented non-GAAP operating income (loss) because we consider non-GAAP operating income (loss) to be a useful metric for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation expense and employer payroll taxes related to the time-based vesting and net settlement of restricted stock units in connection with our IPO, a charge that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to compare business performance across companies and periods, while eliminating the effects of items that may vary for different companies for reasons unrelated to core operating performance.

A reconciliation of our GAAP operating loss, the most directly comparable GAAP financial measure, to non-GAAP operating income (loss) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
GAAP operating loss	$(24,347)	$(17,613)	$(107,314)	$(36,540)
Stock-based compensation expense upon IPO (1)	—	—	88,873	—
Stock-based compensation expense	43,067	2,672	51,962	4,669
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	1,072	—
Non-GAAP operating income (loss)	$18,720	$(14,941)	$34,593	$(31,871)
(1) Stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(2) Employer payroll taxes related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
Non-GAAP Net Income (Loss)
We monitor non-GAAP net income (loss) for planning and performance measurement purposes. We define non-GAAP net income (loss) as net loss reported on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expenses, employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, and the related tax impact on the adjustments. We have presented non-GAAP net income (loss) because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance.
A reconciliation of our GAAP net loss, the most directly comparable GAAP financial measure, to our non-GAAP net income (loss) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
GAAP net loss	$(7,546)	$(20,004)	$(100,541)	$(37,458)
Stock-based compensation expense upon IPO (1)	—	—	88,873	—
Stock-based compensation expense	43,067	2,672	51,962	4,669
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	1,072	—
Income tax effect (3)	(13,296)	—	(4,811)	—
Non-GAAP net income (loss)	$22,225	$(17,332)	$36,555	$(32,789)
(1) Stock-based compensation expense recognized in connection with the time based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(2) Employer payroll taxes related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(3) The non-GAAP tax rate is calculated based on the tax laws in the jurisdictions in which we operate and excludes the impact of stock-based compensation expense and associated employer payroll taxes relate to stock-based compensation from our IPO. For both the three and six months ended June 30, 2024, the non-GAAP tax rate was approximately 23%. Tax adjustments for the three and six months ended June 30, 2023 were not material.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our redeemable convertible preferred stock, our IPO, and cash generated from the sale of our products. As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $831.0 million and working capital of $827.2 million. Our principal use of cash is to fund our operations, invest in research and development, fund production mask capital expenditures and to support our overall growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $225.9 million as of June 30, 2024. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production masks, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$33,465	$(26,781)
Net cash (used in) provided by investing activities	$(306,722)	$44,461
Net cash provided by (used in) financing activities	$649,235	$(87)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 of $33.5 million included a net loss of $100.5 million, partially offset by non-cash charges of $143.6 million primarily related to $140.8 million in stock-based compensation expense, a $10.9 million increase in accrued expenses and other liabilities primarily due to accrued customer deposits and timing of payments, and a $5.8 million increase in accounts payable primarily due to timing of payments. These net cash flows provided by operating activities were partially offset by an increase of $13.9 million in accounts receivable due to higher product sales and timing of customer payments, a $6.0 million increase in inventory for anticipated future demand, and a $5.4 million increase in prepaid expenses and other assets primarily related to accrued interest receivable on our short-term investments.

Net cash used in operating activities for the six months ended June 30, 2023 of $26.8 million included a net loss of $37.5 million, a $7.7 million decrease in accounts payable primarily due to timing of payments, and a $6.8 million decrease in accrued expense and other liabilities primarily due to timing of payments. These cash flow uses were partially offset by non-cash charges of $15.2 million primarily consisting of inventory write-downs and stock-based compensation expense, and a $9.1 million decrease in accounts receivable due to timing of customer payments.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 of $306.7 million was the result of $345.8 million in purchases of marketable securities and $2.1 million in purchases of property and equipment, partially offset by $20.8 million in maturities of marketable securities and $20.4 million in proceeds from sales of marketable securities.
Net cash provided by investing activities for the six months ended June 30, 2023 of $44.5 million was the result of $54.7 million in proceeds from sales of marketable securities and $18.0 million in maturities of marketable securities. This was partially offset by $27.3 million in purchases of marketable securities and $1.0 million in purchases of property and equipment.
Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 of $649.2 million was the result of $672.2 million in proceeds from our IPO, net of underwriting discounts and commissions, and $1.9 million in proceeds from the exercise of stock options net of repurchases. This was partially offset by $20.1 million in tax withholding related to net share settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and $4.8 million in payments of deferred offering costs.
Net cash used in financing activities for the six months ended June 30, 2023 was immaterial.
Contractual Obligations and Commitments
Operating lease commitments. Our operating lease commitments primarily include corporate offices. As of June 30, 2024, there have been no material changes to our contractual obligations as previously disclosed in our Prospectus.
Purchase commitments. Our purchase commitments are primarily related to software licenses and engineering services. As of June 30, 2024, there have been no material changes to our contractual obligations as previously disclosed in our Prospectus.
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
Interest Rate Risk

As of June 30, 2024, we had cash and cash equivalents of $421.1 million and marketable securities of $409.9 million, which consisted of cash held in sweep accounts, checking accounts, money market funds, U.S. treasury and agency securities, commercial paper, corporate debt securities, and asset-backed securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income are primarily driven by increases in investment balances. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates would change the fair value of our investment in marketable securities by $4.7 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively.
Foreign Currency Exchange Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries in Taiwan, Canada, China, and Israel is the U.S. dollar. All of our sales and operating expenses are transacted in U.S. dollars, and therefore our revenue and expenses are not currently subject to significant foreign currency risk. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 100 basis point increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024, which was the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level.

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
As of June 30, 2024, the remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weaknesses, and include:
•engagement with external consultants with extensive Sarbanes-Oxley Act experience;
•designing and implementing controls related to the formalization of our accounting policies and procedures and financial reporting;
•hiring additional staff and development of accounting processes to further segregate accounting responsibilities; and
•designing and implementing controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries.
We have formed a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of quarterly disclosures made by us through controls and procedures and the monitoring of their integrity and effectiveness.

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed and operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from our IPO
On March 19, 2024, our registration statement on Form S-1, as amended (File No. 333-277205), was declared effective by the SEC for our initial public offering. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus, dated March 19, 2024 and filed with the SEC on March 21, 2024 pursuant to Rule 424(b) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

Our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report as described in the table below:

Name	Title	Action	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date (2)
Jitendra Mohan(3)	CEO, Director	Adoption	5/31/2024	Rule 10b5-1 Trading Arrangement	900,000(4)	8/29/2025
Sanjay Gajendra(5)	President, COO, Director	Adoption	5/31/2024	Rule 10b5-1 Trading Arrangement	1,000,000(4)	7/31/2025
Manuel Alba(6)	Director	Adoption	5/31/2024	Rule 10b5-1 Trading Arrangement	1,040,000	8/30/2025
Jack Lazar	Director	Adoption	5/22/2024	Rule 10b5-1 Trading Arrangement	52,500	5/22/2025
Michael Tate(7)	CFO	Adoption	5/30/2024	Rule 10b5-1 Trading Arrangement	500,000(4)	7/31/2025
Philip Mazzara	General Counsel	Adoption	5/24/2024	Rule 10b5-1 Trading Arrangement	125,000(4)	5/24/2025

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, as amended (the Rule).

(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule and is scheduled to terminate on the earlier of the expiration date or when all shares are sold under such plan, subject to early termination for certain specified events set forth therein.

(3) The shares covered by this trading arrangement include certain shares that are held by trusts and may be deemed to be indirectly beneficially owned by Jitendra Mohan.

(4) The shares subject to this trading arrangement also include certain shares subject to time-based RSUs that will be sold to satisfy applicable tax withholding and remittance obligations upon vesting of the RSUs during the applicable period. The total number of such shares that may be sold pursuant to such arrangement is not currently determinable, as the number of shares required to be sold will vary based on, among other things, the market price of our common stock at the time of settlement, the applicable withholding taxes at the time of settlement, and the potential future grant of additional equity awards subject to this arrangement. This trading arrangement, which also applies to RSUs held by the individual, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation, in accordance with the Company’s mandatory sell to cover policy.

(5) The shares covered by this trading arrangement include certain shares that are held by trusts and may be deemed to be indirectly beneficially owned by Sanjay Gajendra.

(6) The shares covered by this trading arrangement include certain shares held by (a) Alba 2003 Living Trust; (b) Mar 2011 Children’s Trust; and (c) Casa Alameda 2007, LLC, which shares may be deemed to be beneficially owned by Manuel Alba.

(7) The shares covered by this trading arrangement include certain shares held by the Tate 1997 Living Trust DTD 4/24/97, which shares may be deemed to be beneficially owned by Michael Tate.

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

ASTERA LABS, INC.

Date: August 6, 2024	By:	/s/ Jitendra Mohan
	Name:	Jitendra Mohan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Michael Tate
	Name:	Michael Tate
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)