Form 10-Q
period 2024-09-30
Astera Labs, Inc.
filed 2024-11-05
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission file number 001-41979

Astera Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-3437062
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2901 Tasman Drive, Suite 205, Santa Clara, CA 95054
(Address of Principal Executive Offices) (Zip code)
	(408)	766-3806
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALAB	Nasdaq Global Select Market
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
Yes ☐   No ☒
As of October 31, 2024, there were 158,610,853 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27
Item 4.	Controls and Procedures	27
Part II - Other Information
Item 1.	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		32

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
•launching new products, adding new product capabilities and the market potential of those products and capabilities;
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
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates and inflation; and
•the impact of global pandemics, health crises, political conflicts and other global financial, economic, and political events on our industry, business, and results of operations.

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

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$126,117	$45,098
Marketable securities	760,684	104,215
Accounts receivable, net	25,386	8,335
Inventory	24,415	24,095
Prepaid expenses and other current assets	8,987	4,064
Total current assets	945,589	185,807
Property and equipment, net	35,137	4,712
Other assets	2,339	5,773
Total assets	$983,065	$196,292

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$18,551	$6,337
Accrued expenses and other current liabilities	69,489	28,742
Total current liabilities	88,040	35,079
Other liabilities	5,413	3,787
Total liabilities	93,453	38,866
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; 0 and 91,131 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 and 90,891 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation preference of $0 and $265,699 as of September 30, 2024 and December 31, 2023, respectively	—	255,127
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000 and 162,641 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 158,561 and 42,046 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	16	4
Additional paid-in capital	1,118,675	27,411
Accumulated other comprehensive income	4,430	259
Accumulated deficit	(233,509)	(125,375)
Total stockholders’ equity (deficit)	889,612	(97,701)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$983,065	$196,292

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$113,086	$36,928	$255,194	$65,280
Cost of revenue	25,209	8,823	56,943	24,478
Gross profit	87,877	28,105	198,251	40,802
Operating expenses
Research and development	50,659	20,626	144,306	53,753
Sales and marketing	23,248	5,507	100,834	14,997
General and administrative	22,866	3,949	69,321	10,569
Total operating expenses	96,773	30,082	314,461	79,319
Operating loss	(8,896)	(1,977)	(116,210)	(38,517)
Interest income	10,912	1,724	23,730	4,875
Income (loss) before income taxes	2,016	(253)	(92,480)	(33,642)
Income tax provision	9,609	2,871	15,654	6,940
Net loss	$(7,593)	$(3,124)	$(108,134)	$(40,582)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.08)	$(0.89)	$(1.11)
Weighted-average shares used in calculating net loss per share attributable to common stockholders:
Basic and diluted	156,831	37,470	121,649	36,627

Other comprehensive loss
Unrealized gain (loss) on marketable securities, net of taxes	4,782	(82)	4,171	(86)
Total other comprehensive gain (loss)	4,782	(82)	4,171	(86)
Total comprehensive loss	$(2,811)	$(3,206)	$(103,963)	$(40,668)

The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(unaudited)

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2024	156,656	$16	$1,071,504	$(352)	$(225,916)	$845,252
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	1,171	—	1,133	—	—	1,133
Issuance of common stock upon vesting of restricted stock units	734	—	—	—	—	—
Stock-based compensation	—	—	45,535	—	—	45,535
Warrants contra revenue	—	—	503	—	—	503
Unrealized gains on marketable securities	—	—	—	4,782	—	4,782
Net loss	—	—	—	—	(7,593)	(7,593)
Balances as of September 30, 2024	158,561	$16	$1,118,675	$4,430	$(233,509)	$889,612

Three Months Ended September 30, 2023

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of June 30, 2023	90,891	$255,127	40,562	$4	$19,543	$(233)	$(136,576)	$(117,262)
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	850	—	807	—	—	807
Repurchase of common stock upon termination	—	—	(33)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,711	—	—	2,711
Warrants contra revenue	—	—	—	—	311	—	—	311
Unrealized losses on marketable securities	—	—	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	—	—	(3,124)	(3,124)
Balances as of September 30, 2023	90,891	$255,127	41,379	$4	$23,372	$(315)	$(139,700)	$(116,639)

Table of Content

Nine Months Ended September 30, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	90,891	$255,127	42,046	$4	$27,411	$259	$(125,375)	$(97,701)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(90,891)	(255,127)	90,891	9	255,118	—	—	255,127
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	19,759	2	665,988	—	—	665,990
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	2,006	—	2,956	—	—	2,956
Issuance of common stock upon vesting of restricted stock units	—	—	4,434	1	—	—	—	1
Shares of common stock withheld related to net settlement of restricted stock units	—	—	(559)	—	(20,111)	—	—	(20,111)
Repurchase of common stock upon termination	—	—	(16)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	186,370	—	—	186,370
Warrants contra revenue	—	—	—	—	946	—	—	946
Unrealized gains on marketable securities	—	—	—	—	—	4,171	—	4,171
Net loss	—	—	—	—	—	—	(108,134)	(108,134)
Balances as of September 30, 2024	—	$—	158,561	$16	$1,118,675	$4,430	$(233,509)	$889,612

Nine Months Ended September 30, 2023

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	90,891	$255,127	40,629	$4	$14,051	$(229)	$(99,118)	$(85,292)
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	957	—	1,677	—	—	1,677
Repurchase of common stock upon termination	—	—	(207)	—	(174)	—	—	(174)
Stock-based compensation	—	—	—	—	7,380	—	—	7,380
Warrants contra revenue	—	—	—	—	438	—	—	438
Unrealized losses on marketable securities	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	(40,582)	(40,582)
Balances as of September 30, 2023	90,891	$255,127	41,379	$4	$23,372	$(315)	$(139,700)	$(116,639)

The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(108,134)	$(40,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	186,370	7,380
Inventory write-downs	951	10,172
Depreciation	2,180	1,241
Non-cash operating lease expense	1,687	886
Warrants contra revenue	946	438
Accretion of discounts on marketable securities	(4,868)	(1,039)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,054)	(6,494)
Inventory	(1,271)	597
Prepaid expenses and other assets	(4,998)	(220)
Accounts payable	11,723	(663)
Accrued expenses and other liabilities	31,094	2,184
Operating lease liability	(1,653)	(1,015)
Net cash provided by (used in) operating activities	96,973	(27,115)
Cash flows from investing activities
Purchases of property and equipment	(18,797)	(1,750)
Purchases of marketable securities	(724,921)	(102,836)
Maturities of marketable securities	36,579	29,000
Sales of marketable securities	40,998	63,778
Net cash used in investing activities	(666,141)	(11,808)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	672,198	—
Payment of deferred offering costs	(4,801)	(105)
Tax withholding related to net share settlements of restricted stock units	(20,111)	—
Proceeds from exercises of stock options, net of repurchases	2,901	662
Net cash provided by financing activities	650,187	557
Net increase (decrease) in cash and cash equivalents	81,019	(38,366)
Cash and cash equivalents
Beginning of the period	45,098	76,088
End of the period	$126,117	$37,722
Supplemental disclosures of cash flow information:
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	$255,127	$—
Purchases of property and equipment in accounts payable, accrued expenses and other current liabilities	$14,132	$510
Right-of-use assets obtained in exchange for lease obligations	$844	$1,342
The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Astera Labs, Inc. and its wholly owned subsidiaries in Canada, China, India, Israel, and Taiwan. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates include, but are not limited to, the useful lives and recoverability of long-lived assets, the valuation of deferred tax assets, reserves for uncertain tax positions, the valuation of inventory, warranty reserve, the fair value of marketable securities, the grant date fair value of common stock warrants, the valuation and assumptions underlying stock-based compensation including the per share fair value of the Company’s common stock, and the incremental borrowing rate used in the Company’s operating lease calculations. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
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

Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.
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

The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Taiwan	$76,901	$22,252	$200,429	$32,555
China	16,507	2,639	23,206	4,053
Singapore	11,972	-	11,972	-
United States	5,388	11,441	10,744	23,033
Other	2,318	596	8,843	5,639
Total	$113,086	$36,928	$255,194	$65,280
The Company had the following customers that individually comprised 10% or more of its revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	35%	22%	40%	13%
Customer B	26%	37%	28%	37%
Customer C	*	23%	*	22%
Customer D	11%	*	*	*
Customer E	*	*	*	12%
*Less than 10% of total revenue
The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	September 30, 2024	December 31, 2023
Customer A	26%	39%
Customer B	29%	27%
Customer F	12%	*
*Less than 10% of total accounts receivable, net
The Company did not recognize any material allowance for credit losses as of September 30, 2024 and December 31, 2023.
Property and equipment by geographic location is based on the location of the asset. As of September 30, 2024, 16% and 83% of the Company’s property and equipment was located in the United States and Taiwan, respectively. As of December 31, 2023, substantially all of the Company’s property and equipment was located in the United States.
3.Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$71,337	$-	$-	$71,337
U.S. treasury and agency securities	14,941	3	-	14,944
Corporate debt securities	59	-	-	59
Commercial paper	19,920	-	(1)	19,919
Total cash equivalents	$106,257	$3	$(1)	$106,259
Marketable securities
U.S. treasury and agency securities	$173,348	$858	$(14)	$174,192
Commercial paper	142,161	188	(6)	142,343
Corporate debt securities	418,602	3,335	(43)	421,894
Foreign government bonds	497	8	-	505
Asset-backed securities	21,648	103	(1)	21,750
Total marketable securities	$756,256	$4,492	$(64)	$760,684

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$757	$-	$-	$757
U.S. treasury and agency securities	472	-	-	472
Commercial paper	250	-	-	250
Total cash equivalents	$1,479	$-	$-	$1,479
Marketable securities
U.S. treasury and agency securities	$59,856	$211	$(64)	$60,003
Commercial paper	8,513	-	(5)	8,508
Corporate debt securities	23,552	96	(9)	23,639
Asset-backed securities	12,059	14	(8)	12,065
Total marketable securities	$103,980	$321	$(86)	$104,215
As of September 30, 2024 and December 31, 2023, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material.
The contractual maturities of marketable securities classified as available-for-sale, regardless of their classification on the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$501,576	$502,659	$65,816	$65,757
Due after one year through five years	360,937	364,284	39,643	39,937
Total available-for-sale securities	$862,513	$866,943	$105,459	$105,694
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses or impairments as of September 30, 2024 and December 31, 2023.

There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023.
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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$71,337	$-	$-	$71,337
U.S. treasury and agency securities	-	14,944	-	14,944
Corporate debt securities	-	59	-	59
Commercial paper	-	19,919	-	19,919
Total cash equivalents	$71,337	$34,922	$-	$106,259
Marketable securities
U.S. treasury and agency securities	$-	$174,192	$-	$174,192
Commercial paper	-	142,343	-	142,343
Corporate debt securities	-	421,894	-	421,894
Foreign government bonds	-	505	-	505
Asset-backed securities	-	21,750	-	21,750
Total marketable securities	$-	$760,684	$-	$760,684

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$757	$-	$-	$757
U.S. treasury and agency securities	-	472	-	472
Commercial paper	-	250	-	250
Total cash equivalents	$757	$722	$-	$1,479
Marketable securities
U.S. treasury and agency securities	$-	$60,003	$-	$60,003
Commercial paper	-	8,508	-	8,508
Corporate debt securities	-	23,639	-	23,639
Asset-backed securities	-	12,065	-	12,065
Total marketable securities	$-	$104,215	$-	$104,215

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
4.Condensed Consolidated Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Raw materials	$1,085	$2,247
Work-in-progress	10,577	11,780
Finished goods	12,753	10,068
Total inventory	$24,415	$24,095
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Construction in progress	$29,072	$—
Laboratory equipment	9,417	6,470
Office furniture	314	242
Leasehold improvements	843	437
Servers and workstations	350	242
Property and equipment, gross	39,996	7,391
Less: accumulated depreciation	(4,859)	(2,679)
Total property and equipment, net	$35,137	$4,712
Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.8 million and $0.4 million, respectively, and $2.2 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. Construction in progress primarily includes production mask costs capitalized relating to the Company’s products and will be placed in service and begin to depreciate when related manufacturing commences.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$23,097	$14,923
Production mask costs	13,058	—
Customer deposits	10,000	—
Accrued income taxes	8,569	155
Accrued software license costs	6,359	3,224
Other current liabilities	8,406	10,440
Total accrued expenses and other current liabilities	$69,489	$28,742

Other Liabilities
Other liabilities consists of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accrued income taxes	$3,560	$1,394
Other	1,853	2,393
Total other liabilities	$5,413	$3,787
5.Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation. The Company had no such material firm purchase commitments as of September 30, 2024.
The Company’s purchase commitments include payments for software licenses when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments for software licenses as of September 30, 2024 (in thousands):

Purchase Commitments
Remainder of 2024	$457
2025	4,022
2026	735
Total purchase commitments	$5,214
In December 2022, the Company entered into a cloud service agreement with a vendor for three years. The arrangement provides cloud hosting services for the Company’s research and development. As of September 30, 2024, the purchase commitment was $2.1 million for the remaining term of the contract.
Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings or claims, nor is the Company aware of any other pending or threatened legal proceedings or claims that could reasonably be expected to have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such legal proceedings or claims be resolved unfavorably.
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2024 and December 31, 2023.
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
Undesignated Preferred Stock
On March 22, 2024, in connection with the consummation of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which authorized 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share, with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. As of September 30, 2024, no undesignated preferred stock has been issued.
Common Stock
On January 22, 2024, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware which resulted in an increase to the authorized shares of the Company’s Common Stock from 162,641,331 shares to 163,375,000 shares. On March 22, 2024, in connection with the consummation of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that resulted in an increase to the authorized shares of the Company’s Common Stock from 163,375,000 shares to 1,000,000,000 shares. As of September 30, 2024 and December 31, 2023, the Company had authorized 1.0 billion and 162.6 million shares, respectively, of Common Stock with a $0.0001 per share par value. Common stockholders are entitled to one vote for each share held.

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
In October 2023, the Company amended the warrant agreement and issued an additional warrant to the Holder to purchase an aggregate of up to 831,945 shares of Common Stock at an exercise price of $20.34 per share (the “2023 Warrant”, and together with the Customer Warrant, the “Warrants”), with the same exercise period as the Customer Warrant. The 2023 Warrant will vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of payments by the Holder and its affiliates to the Company. As of September 30, 2024 and December 31, 2023, an aggregate of 382,192 shares and 198,518 shares, respectively, underlying the Warrants vested and are exercisable. Additionally, an aggregate of 51,781 and 34,090 shares were probable of vesting as of September 30, 2024 and December 31, 2023, respectively.
The Company recognized $0.5 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2024 and 2023, as a reduction of revenue in the condensed consolidated statements of operations and comprehensive loss related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until October 14, 2029.
8.Stock-Based Compensation
Amended and Restated 2018 Equity Incentive Plan
Prior to the IPO, the Company historically granted stock-based compensation awards under its Amended and Restated 2018 Equity Incentive Plan (as amended, “2018 Plan”). The 2018 Plan provided for the grant of incentive and nonqualified stock options and restricted stock units (“RSUs”) to qualified employees, nonemployee directors, and consultants. Options granted under the 2018 Plan generally expire within 10 years from the date of grant, vest over four years and are exercisable for shares of the Company’s Common Stock. The RSUs vest upon the satisfaction of both a service condition and a liquidity event condition. The service condition for the RSUs is generally satisfied over a four-year vesting period. The liquidity event vesting condition for the RSUs was satisfied in connection with the IPO.

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
Under the ESPP, participants can purchase the Company’s Common Stock using payroll deductions, which may not exceed 15% of their salary. Participants will be granted the right to purchase shares of Common Stock at a price per share that is equal to 85% of the lesser of (i) the closing price on the first day of the applicable offering under the ESPP or, for the first offering period, the “Price to Public” set forth on the cover page for the Prospectus or (ii) the closing price on the last day of the applicable offering period under the ESPP. No participant has the right to purchase shares of Common Stock in an amount, when aggregated with purchase rights under all of the Company’s employee stock purchase plans that are also in effect in the same calendar year(s), that has a fair market value of more than $25,000, determined as of the first day of the applicable offering period, for each calendar year in which that right is outstanding. In addition, no participant is permitted to purchase more than 3,000 shares during any applicable offering period. As of September 30, 2024, there have been no shares issued under the ESPP.
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$102	$9	$714	$16
Research and development	14,641	1,706	57,619	5,057
Sales and marketing	16,200	691	81,216	1,386
General and administrative	14,592	305	46,821	921
Total	$45,535	$2,711	$186,370	$7,380
Stock-based compensation expense recognized during the nine months ended September 30, 2024 included $88.9 million of cumulative stock-based compensation expense related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with the Company’s IPO.
Stock Option
A summary of stock option activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,059	$0.84	7.5	$175,790
Granted	7	0.01
Exercised	(2,006)	0.74
Cancelled and forfeited	(80)	0.87
Outstanding at September 30, 2024	7,980	$0.87	6.7	$411,107
Vested and Exercisable at September 30, 2024	6,004	$0.75	6.6	$311,037
As of September 30, 2024, there was approximately $11.7 million of total unrecognized compensation cost, related to unvested options, which is expected to be recognized over a weighted-average remaining requisite service period of 1.0 years, using the straight-line method.
Restricted Stock Units
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	8,583	$13.34
Granted	9,697	32.51
Vested	(4,434)	12.60
Cancelled and forfeited	(333)	29.47
Outstanding at September 30, 2024	13,513	$26.94
The aggregate fair value of RSUs that vested and settled during the nine months ended September 30, 2024 was $185.3 million.
As of September 30, 2024, there was $244.3 million of unrecognized stock-based compensation expense related to all unvested awards, which is expected to be recognized over a weighted-average period of 1.8 years.
9.Net Loss per Common Share
The following table sets forth the computation of basic and diluted net loss per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(7,593)	$(3,124)	$(108,134)	$(40,582)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	156,831	37,470	121,649	36,627
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.08)	$(0.89)	$(1.11)

As the Company was in a loss position for the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per share are the same as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive were as follows (in thousands):

	As of
	September 30, 2024	September 30, 2023
Options to purchase Common Stock	7,935	10,811
Redeemable convertible Preferred Stock	—	90,891
Unvested RSUs	13,513	7,848
Warrants for Common Stock	2,442	1,610
ESPP	148	—
Total	24,038	111,160
10.Income Taxes
The Company's income tax expense recognized for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax provision	$9,609	$2,871	$15,654	$6,940
Effective tax rate	476.6%	(1134.8)%	(16.9)%	(20.6)%
The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three and nine months ended September 30, 2024 and 2023 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code, which results in current tax expense. This is offset by benefits from the foreign-derived intangible income deduction, significant increase in stock-based compensation tax deduction, and U.S. research and development credits.
Income tax provision consists primarily of U.S. federal, state, and foreign income taxes. The Company maintains a full valuation allowance on its federal and state deferred tax assets as it has concluded that it is more likely than not that the deferred tax assets will not be realized as of September 30, 2024 and December 31, 2023. The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development expenditures under Internal Revenue Code Section 174 for tax years beginning after December 31, 2021. The rule became effective for the Company in 2022 and resulted in the capitalization of research and development costs which was offset by a valuation allowance. The Company will amortize these costs for tax purposes over 5 years for research and development performed in the U.S., and over 15 years for research and development performed outside of the United States.
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
Building on years of experience with a singular focus on addressing connectivity challenges in data-centric systems, we have developed and deployed our Intelligent Connectivity Platform built from the ground up for cloud and AI infrastructure. Our Intelligent Connectivity Platform is comprised of semiconductor-based, high-speed, mixed-signal connectivity products that integrate a matrix of microcontrollers and sensors, and COSMOS, our software suite, which is embedded in our connectivity products and integrated into our customers’ systems.
Our Intelligent Connectivity Platform provides our customers with the ability to deploy and operate high-performance cloud and AI infrastructure at scale, addressing an increasingly diverse set of requirements. We provide our connectivity products in various form factors including Integrated Circuits (“ICs”), boards, and modules.
Our patented software-defined platform approach delivers critical connectivity performance, enables flexibility and customization, and supports observability and predictive analytics. This approach is designed to efficiently address the data, network, and memory bottlenecks, scalability, and other unique infrastructure requirements of our hyperscaler and system OEM customers.
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
Today, our connectivity solutions are at the heart of major AI platforms deployed worldwide featuring both commercially available Graphic Processing Units (“GPUs”) and proprietary AI accelerators. We offer our customers four product families across multiple form factors including ICs, boards, and modules, shipping millions of devices across all of the major hyperscalers. Our products, which include Aries PCIe®/CXL® Smart DSP Retimers, Taurus Ethernet Smart Cable Modules™, Leo CXL Memory Connectivity Controllers, and Scorpio Smart Fabric Switches, are built upon industry standard connectivity protocols such as Peripherals Component Interconnect Express (“PCIe”), Ethernet, and Computer Express Link (“CXL”), to address the growing demand for purpose-built connectivity solutions that solve critical data, network, and memory bottlenecks inherent in cloud and AI infrastructure.
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021, $79.9 million in 2022, and $115.8 million in 2023 to $255.2 million for the nine months ended September 30, 2024, driven by a sizable increase in demand for our products. We have made significant investments in the design and development of new products and platform enhancements, and, as a result, we have not yet achieved profitability on an annual basis.

Summary of Financial Highlights

Our revenue for the three months ended September 30, 2024 increased by 206% compared to the three months ended September 30, 2023, primarily due to an increase in overall unit shipments driven by higher demand for our Aries products. Gross margin increased by 160 basis points (“bps”) to 77.7% for the three months ended September 30, 2024 from 76.1% for the three months ended September 30, 2023, primarily driven by an increase in product mix and lower average unit cost.

Our revenue for the nine months ended September 30, 2024, increased by 291% compared to the nine months ended September 30, 2023, primarily due to an increase in overall unit shipments driven by higher demand for our Aries products. Gross margin increased 1,520 bps to 77.7% for the nine months ended September 30, 2024 from 62.5% for the nine months ended September 30, 2023, primarily driven by an increase in product mix, lower average unit cost, and a $9.2 million decrease from inventory write-downs. The inventory write-downs during the nine months ended September 30, 2023 were due primarily to inventory in excess of our sales forecast for a legacy customer product.

Operating expenses increased by $66.7 million, or 222%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by an increase of $42.7 million in non-cash stock-based compensation expense resulting from the time-based vesting of restricted stock units (“RSUs”) after the liquidity event condition was satisfied in connection with our IPO, and a $11.5 million higher in personnel-related expenses as a result of a 71% increase in headcount.

Operating expenses increased by $235.1 million, or 296%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by an increase of $178.3 million in non-cash stock-based compensation expense primarily due to both RSUs that had previously met the time-based and liquidity event vesting conditions in connection with our IPO as well as RSUs with time-based vesting after the liquidity event, and a $31.2 million increase in personnel-related expenses as a result of a 50% increase in headcount.

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
The vast majority of our revenue consists of product sales and a small portion is derived from engineering services. Product sales consists primarily of shipments of our Intelligent Connectivity Platform solutions. Engineering services revenue consists of engineering fees associated with customer-defined engineering services. Engineering services revenue accounted for an immaterial percentage of total revenue for each of the nine months ended September 30, 2024 and 2023.
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

While amortization of capitalized production masks has historically not been material, we expect to incur significant amortization costs in the future as we continue to increase the number of additional products.
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
Pre-production engineering mask costs are expensed. We capitalize the costs of production masks with alternative future use and amortize these costs on a straight line basis over the useful lives. To determine if a production mask has alternative future use or benefits, we evaluate risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production masks that do not meet the criteria for capitalization are expensed as research and development costs.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Revenue	$113,086	$36,928	$76,158	206%	$255,194	$65,280	$189,914	291%
Total revenue increased $76.2 million, or 206%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a 197% increase in overall unit shipments driven by higher demand for our Aries products. The increase in revenue was also attributable to higher overall average selling prices resulting from an increased mix of our second-generation Aries retimers, which have a higher average selling price than our first-generation products.
Total revenue increased $189.9 million, or 291%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a 285% increase in overall unit shipments driven by higher demand for our Aries products. The increase in revenue was also attributable to higher overall average selling prices resulting from an increased mix of our second-generation Aries retimers, which have a higher average selling price than our first-generation products.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages and bps)
Cost of revenue	$25,209	$8,823	$16,386	186%	$56,943	$24,478	$32,465	133%
Gross profit	87,877	28,105	59,772	213%	198,251	40,802	157,449	386%
Gross margin	77.7%	76.1%	160 bps		77.7%	62.5%	1,520 bps
Total cost of revenue increased $16.4 million, or 186%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a 197% increase in overall unit shipments, partially offset by lower average unit cost.
Total cost of revenue increased $32.5 million, or 133%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a 285% increase in overall unit shipments, partially offset by lower average unit cost and a $9.2 million decrease in inventory write-downs. The inventory write-downs during the nine months ended September 30, 2023 were primarily due to inventory in excess of our sales forecast for a legacy customer product.

Gross margin increased 160 bps to 77.7% for the three months ended September 30, 2024 compared to 76.1% for the three months ended September 30, 2023. The increase was primarily driven by an increase in overall product mix and lower average unit cost.
Gross margin increased 1,520 bps to 77.7% for the nine months ended September 30, 2024 compared to 62.5% for the three months ended September 30, 2023. The increase was primarily driven by an increase in overall product mix, lower average unit cost, and a net decrease of $9.2 million in inventory write-downs.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Research and development	$50,659	$20,626	$30,033	146%	$144,306	$53,753	$90,553	168%
Percentage of revenue	45%	56%			57%	82%
Research and development expense increased $30.0 million, or 146%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to a $12.9 million increase in non-cash stock-based compensation expense resulting from the time-based vesting of RSUs after the liquidity event vesting condition was satisfied in connection with our IPO, a $7.3 million increase in personnel-related expenses as a result of a 70% increase in headcount, and a $8.5 million increase in software licenses and cloud hosting services related to our development projects.
Research and development expense increased $90.6 million, or 168%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was attributable to a $52.6 million increase in non-cash stock-based compensation expense primarily due to both RSUs that had previously met the time-based and liquidity event vesting conditions in connection with our IPO as well as RSUs with time-based vesting after the liquidity event. Additionally, there was a $19.6 million higher in personnel-related expenses as a result of a 54% increase in headcount and a $16.9 million increase in software licenses and cloud hosting services related to our development projects.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Sales and marketing	$23,248	$5,507	$17,741	322%	$100,834	$14,997	$85,837	572%
Percentage of revenue	21%	15%			40%	23%
Sales and marketing expense increased $17.7 million, or 322%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to a $15.5 million increase in non-cash stock-based compensation expense resulting from the time-based vesting of RSUs after the liquidity event vesting condition was satisfied in connection with our IPO, and a $1.7 million higher in personnel-related expenses as a result of a 52% increase in headcount.
Sales and marketing expense increased $85.8 million, or 572%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was attributable to a $79.8 million increase in non-cash stock-based compensation expense primarily due to both RSUs that had previously met the time-based and liquidity event vesting conditions in connection with our IPO as well as RSUs with time-based vesting after the liquidity event, and a $4.8 million increase in personnel-related expenses as a result of a 25% increase in headcount.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
General and administrative	$22,866	$3,949	$18,917	479%	$69,321	$10,569	$58,752	556%
Percentage of revenue	20%	11%			27%	16%
General and administrative expense increased $18.9 million, or 479%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to a $14.3 million increase in non-cash stock-based compensation expense resulting from the time-based vesting of RSUs after the liquidity event vesting condition was satisfied in connection with our IPO, and a $2.5 million increase in personnel-related expenses as a result of a 107% increase in headcount, and a $1.0 million increase in professional services fees as we build out our public company infrastructure.
General and administrative expense increased $58.8 million, or 556%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was attributable to a $45.9 million increase in non-cash stock-based compensation expense primarily due to both RSUs that had previously met the time-based and liquidity event vesting conditions in connection with our IPO as well as RSUs with time-based vesting after the IPO, a $6.8 million higher in personnel-related expenses as a result of a 81% increase in headcount, and a $2.8 million increase in professional services fees as we build out our public company infrastructure.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Interest income	$10,912	$1,724	$9,188	533%	$23,730	$4,875	$18,855	387%
For the three and nine months ended September 30, 2024, interest income increased $9.2 million, or 533%, and $18.9 million, or 387%, compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily due to higher average short-term investments and cash equivalents balances primarily as a result of our IPO.
Income Tax Provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Income tax provision	$9,609	$2,871	$6,738	235%	$15,654	$6,940	$8,714	126%
Income tax provision increased $6.7 million, or 235%, for the three months ended September 30, 2024 compared to three months ended September 30, 2023, primarily due to an increase in taxable income partially offset by excess tax benefits from the foreign-derived intangible income deduction, a significant increase in stock-based compensation tax deduction, and the U.S. research and development credits.
Income tax provision increased $8.7 million, or 126%, for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023, primarily due to an increase in taxable income partially offset by excess tax benefits from the foreign-derived intangible income deduction, a significant increase in stock-based compensation tax deduction, and the U.S. research and development credits.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses. The non-GAAP gross margin is non-GAAP gross profit divided by revenue. We have presented non-GAAP gross profit because we consider non-GAAP gross profit to be a useful metric for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation, a charge that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.
A reconciliation of our GAAP gross profit and gross margin, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
GAAP gross profit	$87,877	$28,105	$198,251	$40,802
Stock-based compensation expense upon IPO (1)	—	—	516	—
Stock-based compensation expense	102	9	198	16
Non-GAAP gross profit	$87,979	$28,114	$198,965	$40,818

GAAP gross margin	77.7%	76.1%	77.7%	62.5%
Stock-based compensation expense upon IPO (1)	—	—	0.2	—
Stock-based compensation expense	0.1	—	0.1	—
Non-GAAP gross margin	77.8%	76.1%	78.0%	62.5%
(1) Stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.

Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as operating loss presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses and employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with the IPO. We have presented non-GAAP operating income (loss) because we consider non-GAAP operating income (loss) to be a useful metric for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation expense and employer payroll taxes related to the time-based vesting and net settlement of restricted stock units in connection with our IPO, a charge that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.
A reconciliation of our GAAP operating loss, the most directly comparable GAAP financial measure, to non-GAAP operating income (loss) is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
GAAP operating loss	$(8,896)	$(1,977)	$(116,210)	$(38,517)
Stock-based compensation expense upon IPO (1)	—	—	88,873	—
Stock-based compensation expense	45,535	2,711	97,497	7,380
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	1,072	—
Non-GAAP operating income (loss)	$36,639	$734	$71,232	$(31,137)

GAAP operating margin	(7.9)%	(5.3)%	(45.5)%	(59.0)%
Stock-based compensation expense upon IPO (1)	—	—	34.8	—
Stock-based compensation expense	40.3	7.3	38.2	11.3
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	0.4	—
Non-GAAP operating margin	32.4%	2.0%	27.9%	(47.7)%
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

A reconciliation of our GAAP net loss, the most directly comparable GAAP financial measure, to our non-GAAP net income (loss) is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
GAAP net loss	$(7,593)	$(3,124)	$(108,134)	$(40,582)
Stock-based compensation expense upon IPO (1)	—	—	88,873	—
Stock-based compensation expense	45,535	2,711	97,497	7,380
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	1,072	—
Income tax effect (3)	2,340	—	(2,471)	—
Non-GAAP net income (loss)	$40,282	$(413)	$76,837	$(33,202)
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
(3) The non-GAAP tax rate is calculated based on the tax laws in the jurisdictions in which we operate and excludes the impact of stock-based compensation expense, employer payroll taxes relate to stock-based compensation from our IPO, and one-off discrete tax adjustments that are unrelated to our core operating performance. For the three and nine months ended September 30, 2024, the non-GAAP tax rate was approximately 15% and 19%, respectively. Tax adjustments for the three and nine months ended September 30, 2023 were not material.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our redeemable convertible preferred stock, our IPO, and cash generated from the sale of our products. As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $886.8 million and working capital of $857.5 million. Our principal use of cash is to fund our operations, invest in research and development, fund production mask capital expenditures and to support our overall growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $233.5 million as of September 30, 2024. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production masks, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$96,973	$(27,115)
Net cash used in investing activities	$(666,141)	$(11,808)
Net cash provided by financing activities	$650,187	$557

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 of $97.0 million resulted primarily from non-cash charges of $187.3 million primarily related to $186.4 million in stock-based compensation expense and cash provided by operating assets and liabilities of $17.8 million offset by a net loss of $108.1 million. Cash provided by operating assets and liabilities during the period was primarily from $31.1 million increase in accrued expenses and other liabilities primarily due to accrued customer deposits and timing of payments, and a $11.7 million increase in accounts payable primarily due to timing of payments. The net cash flow provided by operating assets and liabilities were partially offset by an increase of $17.1 million in accounts receivable due to higher product sales and timing of customer payments, a $5.0 million increase in prepaid expenses and other assets primarily related to accrued interest receivable on our short-term investments, $1.7 million decrease in operating lease liability, and a $1.3 million increase in inventory.

Net cash used in operating activities for the nine months ended September 30, 2023 of $27.1 million resulted primarily a net loss of $40.6 million and cash used in operating assets and liabilities of $5.6 million offset by non-cash charges of $19.1 million. Cash used in operating assets and liabilities during the period was primarily from a $6.5 million increase in accounts receivable due to timing of customer payments and $1.0 million of lower operating lease liabilities due to timing. These cash flow uses were partially offset by a $2.2 million increase accrued expenses and other liabilities related to growth in our operations.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 of $666.1 million was the result of $724.9 million in purchases of marketable securities and $18.8 million in purchases of property and equipment, partially offset by $77.6 million in proceeds from sales and maturities of marketable securities.
Net cash used in investing activities for the nine months ended September 30, 2023 of $11.8 million was the result of $102.8 million in purchases of marketable securities and $1.8 million in purchases of property and equipment. This was partially offset by $92.8 million in proceeds from sales and maturities of marketable securities.
Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 of $650.2 million was the result of $672.2 million in proceeds from our IPO, net of underwriting discounts and commissions, and $2.9 million in proceeds from exercises of stock options net of repurchases. This was partially offset by $20.1 million in tax withholding related to net share settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and $4.8 million in payments of deferred offering costs.
Net cash provided by financing activities for the nine months ended September 30, 2023 of $0.6 million was the result of $0.7 million in proceeds from exercises of stock options net of repurchases, partially offset by $0.1 million payments of deferred offering costs.
Contractual Obligations and Commitments
Operating lease commitments. Our operating lease commitments primarily include corporate offices. As of September 30, 2024, there have been no material changes to our contractual obligations as previously disclosed in our Prospectus.
Purchase commitments. Our purchase commitments are primarily related to software licenses and engineering services. As of September 30, 2024, there have been no material changes to our contractual obligations as previously disclosed in our Prospectus.
Indemnification Agreements
See “Note 5 - Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.
Recent Accounting Pronouncements
For more information, see Note 1 to our Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents of $126.1 million and marketable securities of $760.7 million, which consisted of cash held in sweep accounts, checking accounts, money market funds, U.S. treasury and agency securities, commercial paper, corporate debt securities, and asset-backed securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income are primarily driven by increases in investment balances. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates would change the fair value of our investment in marketable securities by $7.1 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries in Taiwan, Canada, China, India, and Israel is the U.S. dollar. All of our sales and operating expenses are transacted in U.S. dollars, and therefore our revenue and expenses are not currently subject to significant foreign currency risk. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 100 basis point increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024, which was the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized, and implemented appropriately.

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
As of September 30, 2024, the remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weaknesses, and include:
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

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed and operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

Our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report as described in the table below:

Name	Title	Action	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date (2)
Michael Hurlston	Director	Adoption	8/28/2024	Rule 10b5-1 Trading Arrangement	77,453	11/21/2025
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
Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Astera Labs, Inc.	8-K	001-1736297	3.1	3/28/2024

3.2	Second Amended and Restated Bylaws of Astera Labs, Inc	8-K	001-1736297	3.2	3/28/2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101. SCH	Inline XBRL Schema Document

101. CA:	Inline XBRL Calculation Linkbase Document

101 DEF	Inline XBRL Definition Linkbase Document

101. LAB	Inline XBRL Labels Linkbase Document

101. PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

ASTERA LABS, INC.

Date: November 4, 2024	By:	/s/ Jitendra Mohan
	Name:	Jitendra Mohan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Michael Tate
	Name:	Michael Tate
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)