Form 10-Q
period 2025-03-31
Astera Labs, Inc.
filed 2025-05-07
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐   No ☒
As of April 30, 2025, there were 164,916,814 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three months ended March 31, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	24
Part II - Other Information
Item 1.	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		29

Special Note about Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipated,” “believes,” “budget,” “can,” “contemplates,” “continue,” “could,” “drive,” “estimates,” “expect,” “future,” “indicative,” “intends,” “may,” ‘momentum,” “plans,” “position,” “potential,” “predicts,” “probable,” “projects,” “represents,” “scheduled,” “shall,” “should,” “target,” ‘vision,” or “will,” or the negative of these words or other similar terms or expressions. Forward-looking statements include, but are not limited to, statements relating to our business plans, strategies, market opportunities, products and services, including future investments therein and anticipated benefits therefrom; our future financial or operating performance and growth (such as revenue, gross margins, expenses, income (losses) and other operating results); our future cash flows, expenditures, requirements, uses, sufficiency and funding sources; our accounting practices and policies (including the impacts associated with them and accounting pronouncements, estimates, accruals, commitments/contingencies, warrant vesting and non-GAAP financial measures); our disclosure and internal controls, procedures and remediation efforts; our lease terms, including commencement; our risk factors; and our legal and compliance matters such as legal proceedings and 10b5-1 trading arrangements.

We may not actually achieve the plans, intentions, expectations or events disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors described under the heading “Risk Factors” included in this Quarterly Report on Form 10‑Q and those included within our Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2025. The following include some, but not all, of the factors that could cause the outcome of the events described in our forward-looking statements to differ from those anticipated:

•our ability to sustain and manage our growth effectively;
•our ability to maintain future profitability;
•our ability to accurately predict future revenue for appropriate budgeting and expense adjustment;
•our ability to anticipate and respond to new and evolving market trends or industry standards, develop and sell new products, or penetrate new markets;
•our customer concentration, with a limited number of end customers driving our revenue;
•our ability to achieve product design wins and opportunities for customer sales and investment recoupment;
•our ability to demonstrate the value of new products or newer product generations to customers;
•our AI technology adoption, use, and commercialization;
•our reliance on, and relationship management of, a limited number of third-party manufacturing and supply chain services partners;
•our ability to successfully qualify our products with customers without significant delays;
•our product pricings often decrease over time;
•product supply disruptions, unforeseen product delays, expenses or undetected defects, bugs, or security vulnerabilities;
•adverse changes in the political, regulatory, and economic policies of governments in connection with trade with China and Chinese customers;
•our ability to retain existing senior management team members;
•cybersecurity risks;
•warranty claims or product liability;
•litigation and other legal proceedings, including related to patents or other intellectual property;
•our future acquisitions, joint ventures, and dispositions adversely affecting our operational results and financial condition;
•global operational risks, including exposure to numerous legal and regulatory requirements and unexpected changes and compliance failures;
•regulatory risks of authorities in jurisdictions into or from which we ship our products or import supplies levying fines, restricting or delaying our product exports or supply imports, or increasing product manufacturing or transfer costs;
•changes in tax laws, rules or practices;
•our competitive markets and ability to compete effectively, including as a result of industry consolidation;

•our ability to adequately protect our intellectual property rights;
•our reliance on third-party technologies for product development and future ability to use such technologies; and
•global financial and economic conditions and geopolitical events, including fluctuating interest, inflation and unemployment rates, economic slowdowns or recessions, or financial market volatility, including as a result of, among other factors, the ongoing Russia and Ukraine war, the Middle East conflict, announced or future tariff increases, international tensions or instability, significant changes in governmental policies or similar events.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on management’s current beliefs and our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10‑Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$86,431	$79,551
Marketable securities	838,295	834,750
Accounts receivable, net	69,778	38,811
Inventory	51,057	43,215
Prepaid expenses and other current assets	30,258	16,652
Total current assets	1,075,819	1,012,979
Property and equipment, net	39,474	35,651
Other assets	6,401	5,878
Total assets	$1,121,694	$1,054,508

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$29,513	$26,918
Accrued expenses and other current liabilities	47,767	59,624
Total current liabilities	77,280	86,542
Other liabilities	2,852	3,167
Total liabilities	80,132	89,709
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 164,907 and 162,018 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	1,216,495	1,173,153
Accumulated other comprehensive income	2,028	426
Accumulated deficit	(176,977)	(208,796)
Total stockholders’ equity	1,041,562	964,799
Total liabilities and stockholders’ equity	$1,121,694	$1,054,508

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$159,442	$65,258
Cost of revenue	40,031	14,738
Gross profit	119,411	50,520
Operating expenses
Research and development	64,554	53,558
Sales and marketing	21,702	55,510
General and administrative	21,870	24,419
Total operating expenses	108,126	133,487
Operating income (loss)	11,285	(82,967)
Interest income	10,432	2,554
Income (loss) before income taxes	21,717	(80,413)
Income tax (benefit) provision	(10,102)	12,582
Net income (loss)	$31,819	$(92,995)

Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$(1.77)
Diluted	$0.18	$(1.77)
Weighted-average shares used in calculating net income (loss) per share attributable to common stockholders:
Basic	163,194	52,532
Diluted	178,116	52,532
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of taxes	1,602	(318)
Total other comprehensive gain (loss)	1,602	(318)
Total comprehensive income (loss)	$33,421	$(93,313)

The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(unaudited)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	162,018	$16	$1,173,153	$426	$(208,796)	$964,799
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	575	—	522	—	—	522
Issuance of common stock upon vesting of restricted stock units	2,314	—	—	—	—	—
Stock-based compensation	—	—	42,446	—	—	42,446
Warrants contra revenue	—	—	374	—	—	374
Unrealized gains on marketable securities	—	—	—	1,602	—	1,602
Net income	—	—	—	—	31,819	31,819
Balances as of March 31, 2025	164,907	$16	$1,216,495	$2,028	$(176,977)	$1,041,562

Three Months Ended March 31, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	90,891	$255,127	42,046	$4	$27,411	$259	$(125,375)	$(97,701)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(90,891)	(255,127)	90,891	9	255,118	—	—	255,127
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	19,759	2	665,988	—	—	665,990
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	14	—	916	—	—	916
Issuance of common stock upon vesting of restricted stock units	—	—	3,336	1	—	—	—	1
Shares of common stock withheld related to net settlement of restricted stock units	—	—	(559)	—	(20,111)	—	—	(20,111)
Repurchase of common stock upon termination	—	—	(16)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	97,768	—	—	97,768
Warrants contra revenue	—	—	—	—	110	—	—	110
Unrealized losses on marketable securities	—	—	—	—	—	(318)	—	(318)
Net loss	—	—	—	—	—	—	(92,995)	(92,995)
Balances as of March 31, 2024	—	$—	155,471	$16	$1,027,197	$(59)	$(218,370)	$808,784

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$31,819	$(92,995)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	42,446	97,768
Depreciation and amortization	1,125	614
Non-cash operating lease expense	696	522
Warrants contra revenue	374	110
Accretion of discounts on marketable securities	(2,542)	(568)
Other, net	(1,025)	430
Changes in operating assets and liabilities:
Accounts receivable, net	(30,968)	(8,422)
Inventory	(6,787)	(5,900)
Prepaid expenses and other assets	(14,495)	(2,666)
Accounts payable	2,226	4,973
Accrued expenses and other liabilities	(11,676)	10,224
Operating lease liability	(689)	(438)
Net cash provided by operating activities	10,504	3,652
Cash flows from investing activities
Purchases of property and equipment	(4,539)	(3,424)
Purchases of marketable securities	(190,821)	(23,308)
Sales and maturities of marketable securities	191,420	22,481
Net cash used in investing activities	(3,940)	(4,251)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	672,198
Payment of deferred offering costs	—	(1,756)
Tax withholding related to net share settlements of restricted stock units	—	(20,111)
Proceeds from exercises of stock options, net of repurchases	386	1,247
Net cash provided by financing activities	386	651,578
Net increase in cash, cash equivalents, and restricted cash	6,950	650,979
Cash, cash equivalents, and restricted cash
Beginning of the period	80,044	45,098
End of the period	$86,994	$696,077
Supplemental disclosures of cash flow information:
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	$—	$255,127
Deferred offering costs included in accounts payable and accrued expenses	$—	$3,045
The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies
Description of Business
Astera Labs, Inc. (the “Company”) offers an Intelligent Connectivity Platform, comprised of semiconductor-based, high-speed, mixed-signal connectivity products that integrate a matrix of microcontrollers and sensors, and COSMOS, the Company’s software suite, which is embedded in its connectivity products and integrated into its customers’ systems.
The Company’s patented software-defined platform approach delivers critical connectivity performance, enables flexibility and customization, and supports observability and predictive analytics. This approach aims to efficiently address the data, network, and memory bottlenecks, scalability, and other unique infrastructure requirements of its hyperscalers and system original equipment manufacturers (“OEMs”) customers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial information. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.
In the opinion of management, all adjustments, including normal recurring adjustments, that are considered necessary for a fair presentation of results of operations and financial position, have been included. Operating results for the periods presented herein are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.

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

The Company assessed certain accounting matters and estimates that generally require consideration of forecasted information available to the Company. Management is not aware of any specific event or circumstance that would require an update to estimates or judgments or a revision to the carrying value of assets or liabilities. These estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods, and actual results could differ from these estimates.

Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect a material impact from the adoption of this standard on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standard Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 2020-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the income statement and disclosures about specific expense categories included in the expense captions presented in the statements of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these new standards will have on its consolidated financial statements and related disclosures.

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

The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$159,442	$65,258
Less:
Cost of revenue	40,031	14,738
Stock-based compensation (1)	42,484	97,240
Personnel-related expenses (1)	42,439	24,314
Other segment items (2)	2,669	21,961
Consolidated net income (loss)	$31,819	$(92,995)
(1) Stock-based compensation and personnel-related expenses presented in the above table are related to operating expenses and exclude amounts included in the cost of revenue.
(2) Other segment items included are primarily related to interest income, income tax (benefit) provision, software licenses and cloud hosting services, and professional and consulting services fees.

Revenue by location is determined by the billing address of the Company’s customers, which includes the Company’s end customers’ manufacturing partners and the Company’s distributors.

The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
Taiwan	$76,818	$59,573
China	44,638	1,151
Singapore	31,421	-
United States	3,301	857
Other	3,264	3,677
Total	$159,442	$65,258
The Company had the following customers that individually comprised 10% or more of its revenue:

	Three Months Ended March 31,
	2025	2024
Customer A	19%	47%
Customer B	26%	36%
Customer C	23%	*
Customer D	12%	*
*Less than 10% of total revenue
The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	March 31, 2025	December 31, 2024
Customer A	21%	24%
Customer B	30%	13%
Customer C	21%	22%
Customer E	*	31%
*Less than 10% of total accounts receivable, net
The Company did not recognize any material allowance for credit losses as of March 31, 2025 and December 31, 2024.
Property and equipment, net by geographic location is based on the location of the asset. As of March 31, 2025, 15% and 81% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively. As of December 31, 2024, 17% and 82% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively.
3. Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$52,921	$-	$-	$52,921
Commercial paper	4,968	-	(1)	4,967
Total cash equivalents	$57,889	$-	$(1)	$57,888
Marketable securities
U.S. treasury and agency securities	$212,682	$535	$(131)	$213,086
Commercial paper	58,871	11	(17)	58,865
Corporate debt securities	553,828	1,947	(341)	555,434
Asset-backed securities	10,885	25	-	10,910
Total marketable securities	$836,266	$2,518	$(489)	$838,295

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$59,595	$-	$-	$59,595
Total cash equivalents	$59,595	$-	$-	$59,595
Marketable securities
U.S. treasury and agency securities	$202,506	$338	$(375)	$202,469
Commercial paper	103,219	51	(37)	103,233
Corporate debt securities	512,531	1,351	(957)	512,925
Asset-backed securities	16,068	63	(8)	16,123
Total marketable securities	$834,324	$1,803	$(1,377)	$834,750
As of March 31, 2025 and December 31, 2024, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material.
The contractual maturities of marketable securities classified as available-for-sale, regardless of their classification on the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$402,702	$403,251	$425,733	$426,257
Due after one year through five years	491,453	492,932	468,186	468,088
Total available-for-sale securities	$894,155	$896,183	$893,919	$894,345
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses as of March 31, 2025 and December 31, 2024 or impairments for the three months ended March 31, 2025 and 2024.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2025 and 2024.

4. Fair Value Measurements
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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$52,921	$-	$52,921
Commercial paper	-	4,967	4,967
Total cash equivalents	$52,921	$4,967	$57,888
Marketable securities
U.S. treasury and agency securities	$-	$213,086	$213,086
Commercial paper	-	58,865	58,865
Corporate debt securities	-	555,434	555,434
Asset-backed securities	-	10,910	10,910
Total marketable securities	$-	$838,295	$838,295

	As of December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$59,595	$-	$59,595
Total cash equivalents	$59,595	$-	$59,595
Marketable securities
U.S. treasury and agency securities	$-	$202,469	$202,469
Commercial paper	-	103,233	103,233
Corporate debt securities	-	512,925	512,925
Asset-backed securities	-	16,123	16,123
Total marketable securities	$-	$834,750	$834,750
As of March 31, 2025 and December 31, 2024, there were no marketable securities with Level 3 fair value hierarchy measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, these assets are measured at fair value during such period. There was no impairment on these assets during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
5. Condensed Consolidated Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$86,431	$79,551
Restricted cash included in prepaid and other current assets	563	493
Total cash, cash equivalent and restricted cash	$86,994	$80,044
Inventory
Inventory consists of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Raw materials	$199	$229
Work-in-progress	28,204	26,695
Finished goods	22,654	16,291
Total inventory	$51,057	$43,215
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Construction in progress	$29,532	$29,064
Laboratory equipment	11,077	10,467
Production masks	2,504	—
Leasehold improvements	1,947	1,159
Servers and workstations	965	441
Office furniture	407	353
Property and equipment, gross	46,432	41,484
Less: accumulated depreciation	(6,958)	(5,833)
Total property and equipment, net	$39,474	$35,651
Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $1.1 million and $0.6 million, respectively. Construction in progress primarily includes production mask costs capitalized relating to the Company’s future products and will be placed in service and begin to depreciate when related manufacturing commences. Production masks are those that have been placed into service for the manufacturing of released products.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$13,945	$29,516
Customer deposits	15,000	15,000
Accrued software license costs	8,590	5,418
Other current liabilities	10,232	9,690
Total accrued expenses and other current liabilities	$47,767	$59,624
6. Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts or to perform certain services. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation. The Company’s purchase commitments also include payments for software licenses and cloud services when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments as of March 31, 2025 (in thousands):

Purchase Commitments
Remainder of 2025	$26,260
2026	16,052
2027	12,969
Total purchase commitments	$55,281
Lease Commitments
The Company has a non-cancelable operating lease commitment with a lease term of approximately 7.5 years and undiscounted future minimum payments of $36.8 million, which are excluded from the unaudited condensed consolidated balance sheets as of March 31, 2025. This operating lease will commence on the later of (1) April 1, 2025 or (2) the date on which the improvements to the office are substantially completed.
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
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2025 and December 31, 2024.

7. Common Stock Warrants
In October 2022, the Company issued a warrant to a customer (“Holder”) to purchase an aggregate of up to 1,484,230 shares of Common Stock (the “Customer Warrant”). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date.
In October 2023, the Company amended the warrant agreement and issued an additional warrant to the Holder to purchase an aggregate of up to 831,945 shares of Common Stock (the “2023 Warrant”, and together with the Customer Warrant, the “Warrants”), with the same exercise period as the Customer Warrant. The Warrants will vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of payments by the Holder and its affiliates to the Company.
As of March 31, 2025 and December 31, 2024, an aggregate of 474,029 shares of the underlying Warrants vested and are exercisable for each of the reporting periods. Additionally, an aggregate of 201,262 and 50,439 shares were probable of vesting as of March 31, 2025 and December 31, 2024, respectively.
The Company recognized $0.4 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income (loss) related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until October 14, 2029.
8. Stock-Based Compensation
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$(38)	$528
Research and development	19,186	30,007
Sales and marketing	12,319	49,258
General and administrative	10,979	17,975
Total	$42,446	$97,768
Stock-based compensation expense recognized during the three months ended March 31, 2024 included $88.9 million of cumulative stock-based compensation expense related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with the Company’s initial public offering.
Stock Options
A summary of stock option activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,285	$0.83	6.5	$695,689
Granted	-	-
Exercised	(575)	0.67
Cancelled and forfeited	(97)	1.73
Outstanding at March 31, 2025	4,613	$0.83	6.2	$271,422
Vested and Exercisable at March 31, 2025	3,809	$0.71	6.1	$224,566

As of March 31, 2025, there was approximately $5.7 million of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.7 years, using the straight-line method.
Restricted Stock Units (“RSUs”)
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	13,620	$33.49
Granted	130	84.25
Vested	(2,314)	27.18
Cancelled and forfeited	(206)	34.27
Outstanding at March 31, 2025	11,230	$35.37
The aggregate fair value of RSUs that vested and settled during the three months ended March 31, 2025 was $62.9 million.
As of March 31, 2025, there was $270.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
Performance Stock Units (“PSUs”)
A summary of PSU activity under the 2024 Plan is as follows (in thousands, except per share data):

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	155	$125.28
Granted	7	115.55
Vested	-	-
Cancelled and forfeited	-	-
Outstanding at March 31, 2025	162	$124.87
As of March 31, 2025, there was $18.7 million of unrecognized stock-based compensation expense related to these PSUs, which is expected to be recognized over a weighted-average period of 3.6 years.

9. Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$31,819	$(92,995)

Shares used in net income (loss) per share computations:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	163,194	52,532
Effect of potentially dilutive equivalent shares	14,922	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	178,116	52,532

Net income (loss) per share attributable to common stockholders, basic	$0.19	$(1.77)
Net income (loss) per share attributable to common stockholders, diluted	$0.18	$(1.77)
Potentially dilutive securities include dilutive common stock from assumed exercise of stock options, RSUs, Warrants, and ESPP shares using the treasury stock method. Under the treasury stock method, potential shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. Anti-dilutive potential shares are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	—	9,982
RSUs	577	13,217
Warrants for Common Stock	—	2,442
Total	577	25,641
10. Income Taxes
The Company's income tax (benefit) provision recognized for the three months ended March 31, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Income tax (benefit) provision	$(10,102)	$12,582
Effective tax rate	(46.5)%	(15.6)%
The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three months ended March 31, 2025 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, foreign derived intangible income deduction and U.S. research and development credits, which results in current tax benefit. This is offset by the current tax expense from the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code.
The effective tax rate for the three months ended March 31, 2024 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code, which results in current tax expense. This is offset by benefits from the U.S. research and development credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 14, 2025. As discussed in the section titled “Special Note about Forward-Look Statements,” this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and included elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K filed with the SEC on February 14, 2025.
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
Today, our connectivity solutions are at the heart of major AI platforms deployed worldwide featuring both commercially available Graphic Processing Units (“GPUs”) and proprietary AI accelerators. We offer our customers four product families across multiple form factors including ICs, boards, and modules. Our products, which include Aries PCIe®/CXL® Smart DSP Retimers, Aries PCIe®/CXL® Smart Cable Modules™, Taurus Ethernet Smart Cable Modules™, Leo CXL Memory Connectivity Controllers, and Scorpio Smart Fabric Switches, are built upon industry standard connectivity protocols such as Peripheral Component Interconnect Express (“PCIe”), Ethernet, and Computer Express Link (“CXL”), to address the growing demand for purpose-built connectivity solutions that solve critical data, network, and memory bottlenecks inherent in cloud and AI infrastructure.
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021, $79.9 million in 2022, and $115.8 million in 2023 to $396.3 million in 2024. Our revenue was $159.4 million for the three months ended March 31, 2025, driven by a sizable increase in demand for our products. We have made significant investments in the design and development of new products and platform enhancements. Although we have recently recorded quarterly net income, we have not yet achieved profitability on an annual basis.

Summary of Financial Highlights

Our revenue for the three months ended March 31, 2025 increased by 144% compared to the three months ended March 31, 2024, primarily due to an increase in overall unit shipments driven by higher demand for our Aries and Taurus products. Gross margin decreased by 250 basis points (“bps”) to 74.9% for the three months ended March 31, 2025 from 77.4% for the three months ended March 31, 2024, primarily driven by product mix.

Operating expenses decreased by $25.4 million, or 19%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by a decrease of $54.8 million in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by an increase of $18.1 million in headcount related expenses as a result of a 72% increase in headcount, and a $6.8 million increase in research and development expenses related to software licenses and hardware designs.
Key Components of Results of Operations
Revenue
The vast majority of our revenue consists of product sales with a small portion, if any, derived from engineering services. Product sales consist primarily of shipments of our Intelligent Connectivity Platform solutions. Engineering services revenue consists of engineering fees associated with customer-defined engineering services.
Cost of Revenue
Cost of revenue includes cost of product sales and cost of engineering services. Cost of product sales includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, shipping, depreciation of equipment associated with manufacturing, cost of logistics and quality assurance, warranty cost, amortization of capitalized production masks, personnel-related costs including salaries, stock-based compensation, employee benefits, write-down of inventories, and allocation of general corporate expenses.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of operating expenses and consist of salaries, stock-based compensation expense, employee benefits, and bonuses. Operating expenses also include software license and cloud hosting services costs, prototype costs, pre-production engineering mask costs, professional services fees, insurance costs, and overhead costs for facilities and other shared expenses, including depreciation expense.
Research and Development
Research and development expenses consist of costs incurred in performing research and development activities and include salaries, stock-based compensation expense, employee benefits, bonuses, pre-production engineering mask costs, software license and cloud hosting services costs, prototype costs, packaging and test costs, professional services fees, and allocated shared expenses. Research and development costs are expensed as incurred.
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
Sales and Marketing
Sales and marketing expenses consist of personnel-related costs including salaries, stock-based compensation expense, employee benefits, bonuses, samples to potential customers, product marketing and conferences, travel and entertainment costs, and allocated shared expenses.
We expect that our sales and marketing expenses will increase in absolute dollars as we increase our sales and marketing personnel and continue to expand our customer engagement with more design activities and increased product offerings and moderately decline as a percentage of revenue over time as our revenue increases.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs including salaries, stock-based compensation expense, employee benefits and bonuses related to corporate, finance, information technology, legal, and human resource functions, professional services fees, audit and compliance expenses, insurance costs, and general corporate expenses including allocated shared expenses.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Revenue	$159,442	$65,258	$94,184	144%
Total revenue increased $94.2 million, or 144%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in overall unit shipments driven by higher demand for our Aries and Taurus products. The increase in revenue was also attributable to higher overall average selling prices resulting from an increased mix of hardware modules.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages and bps)
Cost of revenue	$40,031	$14,738	$25,293	172%
Gross profit	119,411	50,520	68,891	136%
Gross margin	74.9%	77.4%	(250) bps
Total cost of revenue increased $25.3 million, or 172%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in overall unit shipments.
Gross margin decreased 250 bps to 74.9% for the three months ended March 31, 2025 compared to 77.4% for the three months ended March 31, 2024. The decrease was primarily driven by product mix as we shipped more hardware modules.
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Research and development	$64,554	$53,558	$10,996	21%
Percentage of revenue	40%	82%
Research and development expense increased $11.0 million, or 21%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to a $12.6 million increase in personnel-related expenses as a result of a 96% increase in headcount, a $5.2 million increase in software licenses costs related to our development projects, a $1.6 million increase related to hardware design, a $0.5 million increase in professional services fees, and a $0.4 million increase in depreciation and amortization expense. The increase was partially offset by a decrease of $10.8 million in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period.
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Sales and marketing	$21,702	$55,510	$(33,808)	(61)%
Percentage of revenue	14%	85%
Sales and marketing expense decreased $33.8 million, or 61%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $36.9 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by $2.6 million higher in personnel-related expenses as a result of a 15% increase in headcount.

General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
General and administrative	$21,870	$24,419	$(2,549)	(10)%
Percentage of revenue	14%	37%
General and administrative expense decreased $2.5 million, or 10%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $7.0 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by a $3.0 million increase in personnel-related expenses as a result of a 59% increase in headcount, a $0.7 million increase in operating expenses primarily related to director and officer insurance premium in connection with becoming a publicly traded company, and a $0.5 million increase in professional services fees associated with the continued development of our public company infrastructure.
Interest Income

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Interest income	$10,432	$2,554	$7,878	308%
For the three months ended March 31, 2025, interest income increased $7.9 million, or 308%, compared to the three months ended March 31, 2024, primarily due to higher average balances of short-term investments and cash equivalents as a result of our IPO.
Income Tax Provision

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Income tax (benefit) provision	$(10,102)	$12,582	$(22,684)	(180)%
Income tax provision decreased $22.7 million, or 180%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in benefits from the excess tax benefits related to equity compensation, the foreign derived intangible income deduction and the U.S. research and development credits.
Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains certain financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”), which we use to supplement the performance measures in our condensed consolidated financial statements, which are presented in accordance with GAAP. We refer to these measures as “non-GAAP financial measures.” These non-GAAP financial measures include non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, and non-GAAP net income. We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, and non-GAAP net income provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
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
A reconciliation of our GAAP gross profit and gross margin, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except percentages)
GAAP gross profit	$119,411	$50,520
Stock-based compensation expense upon IPO (1)	—	516
Stock-based compensation expense	(38)	12
Non-GAAP gross profit	$119,373	$51,048

GAAP gross margin	74.9%	77.4%
Stock-based compensation expense upon IPO (1)	—	0.8
Stock-based compensation expense	—	—
Non-GAAP gross margin	74.9%	78.2%
(1) Stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.

Non-GAAP Operating Income
We define non-GAAP operating income as operating income (loss) presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses, and employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with the IPO. We have presented non-GAAP operating income because we consider non-GAAP operating income to be a useful metric for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation expense, and employer payroll taxes related to the time-based vesting and net settlement of restricted stock units in connection with our IPO, a charge that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.
A reconciliation of our GAAP operating income (loss), the most directly comparable GAAP financial measure, to non-GAAP operating income is presented below:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except percentages)
GAAP operating income (loss)	$11,285	$(82,967)
Stock-based compensation expense upon IPO (1)	—	88,873
Stock-based compensation expense	42,446	8,895
Employer payroll tax related to stock-based compensation from IPO (2)	—	1,072
Non-GAAP operating income	$53,731	$15,873

GAAP operating margin	7.1%	(127.1)%
Stock-based compensation expense upon IPO (1)	—	136.2
Stock-based compensation expense	26.6	13.6
Employer payroll tax related to stock-based compensation from IPO (2)	—	1.6
Non-GAAP operating margin	33.7%	24.3%
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
Non-GAAP Net Income
We monitor non-GAAP net income for planning and performance measurement purposes. We define non-GAAP net income as net income (loss) presented in accordance with GAAP on our condensed consolidated statements of operations, excluding the impact of stock-based compensation expenses, employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, and the related tax impact on the adjustments. We have presented non-GAAP net income because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance.

A reconciliation of our GAAP net income (loss), the most directly comparable GAAP financial measure, to our non-GAAP net income is presented below:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
GAAP net income (loss)	$31,819	$(92,995)
Stock-based compensation expense upon IPO (1)	—	88,873
Stock-based compensation expense	42,446	8,895
Employer payroll tax related to stock-based compensation from IPO (2)	—	1,072
Income tax effect (3)	(14,638)	8,485
Non-GAAP net income	$59,627	$14,330
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
(3) Income tax effect is calculated based on the tax laws in the jurisdictions in which we operate and is calculated to exclude the impact of stock-based compensation expense and one-off discrete tax adjustments that are unrelated to our core operating performance. We no longer maintain valuation allowance for non-GAAP purposes due to our profitability on a non-GAAP basis. For the three months ended March 31, 2025 and 2024, the non-GAAP tax rate was approximately 7% and 22%, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our redeemable convertible preferred stock, net proceeds from our IPO, and cash generated from the sale of our products. As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $924.7 million. Our principal use of cash is to fund our operations, invest in research and development, fund production mask capital expenditures, and to support our overall growth.
While we have generated $10.5 million in cash flow from operating activities for the three months ended March 31, 2025, in prior years we generated significant losses from operations and negative cash flows from operating activities as reflected in our accumulated deficit of $177.0 million as of March 31, 2025. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production masks, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$10,504	$3,652
Net cash used in investing activities	$(3,940)	$(4,251)
Net cash provided by financing activities	$386	$651,578
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 of $10.5 million resulted primarily from a net income of $31.8 million and non-cash charges of $41.1 million primarily related to $42.4 million in stock-based compensation expense, partially offset by cash used in operating assets and liabilities of $62.4 million. Cash used in operating assets and liabilities during the period was primarily from an increase of $31.0 million in accounts receivable due to higher product sales and the timing of customer payments, a $14.5 million increase in prepaid expenses and other assets primarily related excess tax benefit from equity compensation, a $11.7 million decrease in accrued expenses and other liabilities primarily due to accrued customer deposits and the timing of payments, and a $6.8 million increase in inventory primarily due to build up for anticipated demand. The net cash flow used in operating assets and liabilities were partially offset by a $2.2 million increase in accounts payable mainly due to the timing of payments.

Net cash provided by operating activities for the three months ended March 31, 2024 of $3.7 million resulted from non-cash charges of $98.9 million primarily related to $97.8 million in stock-based compensation expense, partially offset by a net loss of $93.0 million and cash used in operating assets and liabilities of $2.2 million. Cash used in operating assets and liabilities during the period was primarily from an increase of $8.4 million in accounts receivable due to higher product sales and the timing of customer payments, a $5.9 million increase in inventory primarily due to build up for anticipated demand, and a $2.7 million increase in prepaid expenses and other assets related to prepaid insurance. The net cash flow used in operating assets and liabilities were partially offset by a $10.2 million increase in accrued expenses and other liabilities primarily due to accrued income taxes, higher accrued pre-production engineering mask costs and the timing of payments, and a $5.0 million increase in accounts payable primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 of $3.9 million was the result of $190.8 million in purchases of marketable securities and $4.5 million in purchases of property and equipment, partially offset by $191.4 million in proceeds from sales and maturities of marketable securities.
Net cash used in investing activities for the three months ended March 31, 2024 of $4.3 million was the result of $23.3 million in purchases of marketable securities and $3.4 million in purchases of property and equipment. This was partially offset by $22.5 million in proceeds from sales and maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 of $0.4 million was the result of proceeds from exercises of stock options.

Net cash provided by financing activities for the three months ended March 31, 2024 of $651.6 million was the result of $672.2 million in proceeds from our IPO, net of underwriting discounts and commissions, and $1.2 million in proceeds from exercises of stock options net of repurchases. This was partially offset by $20.1 million in tax withholding related to net share settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and $1.8 million in payments of deferred offering costs.

Material Cash Requirements
Operating lease commitments. Our operating lease commitments primarily include corporate offices. As of March 31, 2025, there have been no material changes to our contractual obligations since previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Purchase commitments. Our purchase commitments are primarily related to software licenses, cloud hosting services, or performance of certain services. As of March 31, 2025, there have been no material changes to our contractual obligations since previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
For an additional discussion on our Material Cash Requirements, see “Note 6 - Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Indemnification Agreements
See “Note 6 - Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
For more information, see Note 1 to our Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk and foreign currency exchange risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there have been no material changes to the interest rate and foreign currency exchange risk described as of December 31, 2024.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025, which was the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, we have identified material weaknesses in our internal control over financial reporting as follows:

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

As of March 31, 2025, the remediation efforts, which are in the process of being implemented, are intended to address the identified material weaknesses, and include:
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

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed, implemented, and operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. Accordingly, the material weaknesses were not remediated as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
Not applicable
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

Our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report as described in the table below:

Name	Title	Action	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date (2)
Michael Tate (3)	CFO	Adoption	2/28/2025	Rule 10b5-1 Trading Arrangement	500,000	11/20/2025
(1) Except as indicated by footnote, the trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, as amended (the Rule).

(2) Except as indicated by footnote, the trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule and is scheduled to terminate on the earlier of the expiration date or when all shares are sold under such plan, subject to early termination for certain specified events set forth therein.

(3) The shares covered by this trading arrangement include certain shares held by the Tate 1997 Living Trust DTD 4/24/97, which shares may be deemed to be beneficially owned by Michael Tate.
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

ASTERA LABS, INC.

Date: May 6, 2025	By:	/s/ Michael Tate
	Name:	Michael Tate
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)