Form 10-Q
period 2025-06-30
Astera Labs, Inc.
filed 2025-08-06
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission file number 001-41979

Astera Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-3437062
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2345 North First Street, San Jose, CA 95131
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
Yes ☐   No ☒
As of July 31, 2025, there were 166,219,140 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

Special Note about Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipated,” “believes,” “budget,” “can,” “certain,” “committed,” “contemplates,” “continue,” “could,” “designed,” “drive,” “estimates,” “expect,” “future,” “growing,” “indicative,” “intends,” “may,” ‘momentum,” “opportunities,” “plan,” “position,” “potential,” “predict,” “probable,” “projects,” “represents,” “scheduled,” “shall,” “should,” “target,” ‘vision,” or “will,” or the negative of these words or other similar terms or expressions. Forward-looking statements include, but are not limited to, statements relating to our business plans, strategies, market or investment opportunities, platform, products and services, including future investments therein and anticipated benefits therefrom; demand; our future financial or operating performance and growth (such as revenue, gross profit and margins, expenses, income (losses) and other operating results); our future cash flows, expenditures, requirements, uses, sufficiency and funding sources; our accounting practices and policies (including the impacts associated with them and accounting pronouncements, estimates, accruals, amortizations, commitments/contingencies, warrant vesting and non-GAAP financial measures); our taxes; our personnel and operations; our disclosure and internal controls, procedures and remediation efforts; our lease terms, including any renewal; our risk factors; and our legal and compliance matters such as legal proceedings and 10b5-1 trading arrangements.

We may not actually achieve the plans, intentions, expectations or events disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors described under the heading “Risk Factors” included in this Quarterly Report on Form 10‑Q and those included within our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2025. The following include some, but not all, of the factors that could cause the outcome of the events described in our forward-looking statements to differ from those anticipated:

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

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$162,328	$79,551
Marketable securities	902,758	834,750
Accounts receivable, net	24,318	38,811
Inventory	58,602	43,215
Prepaid expenses and other current assets	32,742	16,652
Total current assets	1,180,748	1,012,979
Property and equipment, net	62,075	35,651
Other assets	28,582	5,878
Total assets	$1,271,405	$1,054,508

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,573	$26,918
Accrued expenses and other current liabilities	74,810	59,624
Total current liabilities	106,383	86,542
Other liabilities	29,308	3,167
Total liabilities	135,691	89,709
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 166,211 and 162,018 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	17	16
Additional paid-in capital	1,258,581	1,173,153
Accumulated other comprehensive income	2,874	426
Accumulated deficit	(125,758)	(208,796)
Total stockholders’ equity	1,135,714	964,799
Total liabilities and stockholders’ equity	$1,271,405	$1,054,508

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$191,925	$76,850	$351,367	$142,108
Cost of revenue	46,362	16,996	86,393	31,734
Gross profit	145,563	59,854	264,974	110,374
Operating expenses
Research and development	66,724	40,089	131,278	93,647
Sales and marketing	18,609	22,076	40,311	77,586
General and administrative	20,456	22,036	42,326	46,455
Total operating expenses	105,789	84,201	213,915	217,688
Operating income (loss)	39,774	(24,347)	51,059	(107,314)
Interest income	10,885	10,264	21,317	12,818
Income (loss) before income taxes	50,659	(14,083)	72,376	(94,496)
Income tax (benefit) provision	(560)	(6,537)	(10,662)	6,045
Net income (loss)	$51,219	$(7,546)	$83,038	$(100,541)

Net income (loss) per share attributable to common stockholders:
Basic	$0.31	$(0.05)	$0.51	$(0.97)
Diluted	$0.29	$(0.05)	$0.47	$(0.97)
Weighted-average shares used in calculating net income (loss) per share attributable to common stockholders:
Basic	165,428	155,199	164,316	103,865
Diluted	178,100	155,199	178,281	103,865
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of taxes	846	(293)	2,448	(611)
Total other comprehensive gain (loss)	846	(293)	2,448	(611)
Total comprehensive income (loss)	$52,065	$(7,839)	$85,486	$(101,152)

The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(unaudited)

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2025	164,907	$16	$1,216,495	$2,028	$(176,977)	$1,041,562
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	321	—	506	—	—	506
Issuance of common stock upon vesting of restricted stock units	924	1	—	—	—	1
Shares issued under employee stock purchase plan	59	—	4,345	—	—	4,345
Stock-based compensation	—	—	35,474	—	—	35,474
Warrants contra revenue	—	—	1,761	—	—	1,761
Unrealized gains on marketable securities	—	—	—	846	—	846
Net income	—	—	—	—	51,219	51,219
Balances as of June 30, 2025	166,211	$17	$1,258,581	$2,874	$(125,758)	$1,135,714

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2024	155,471	$16	$1,027,197	$(59)	$(218,370)	$808,784
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	821	—	907	—	—	907
Issuance of common stock upon vesting of restricted stock units	364	—	—	—	—	—
Stock-based compensation	—	—	43,067	—	—	43,067
Warrants contra revenue	—	—	333	—	—	333
Unrealized losses on marketable securities	—	—	—	(293)	—	(293)
Net loss	—	—	—	—	(7,546)	(7,546)
Balances as of June 30, 2024	156,656	$16	$1,071,504	$(352)	$(225,916)	$845,252

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	162,018	$16	$1,173,153	$426	$(208,796)	$964,799
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	896	—	1,028	—	—	1,028
Issuance of common stock upon vesting of restricted stock units	3,238	1	—	—	—	1
Shares issued under employee stock purchase plan	59	—	4,345	—	—	4,345
Stock-based compensation	—	—	77,920	—	—	77,920
Warrants contra revenue	—	—	2,135	—	—	2,135
Unrealized gains on marketable securities	—	—	—	2,448	—	2,448
Net income	—	—	—	—	83,038	83,038
Balances as of June 30, 2025	166,211	$17	$1,258,581	$2,874	$(125,758)	$1,135,714

Six Months Ended June 30, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	90,891	$255,127	42,046	$4	$27,411	$259	$(125,375)	$(97,701)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(90,891)	(255,127)	90,891	9	255,118	—	—	255,127
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	19,759	2	665,988	—	—	665,990
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	835	—	1,823	—	—	1,823
Issuance of common stock upon vesting of restricted stock units	—	—	3,700	1	—	—	—	1
Shares of common stock withheld related to net settlement of restricted stock units	—	—	(559)	—	(20,111)	—	—	(20,111)
Repurchase of common stock upon termination	—	—	(16)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	140,835	—	—	140,835
Warrants contra revenue	—	—	—	—	443	—	—	443
Unrealized losses on marketable securities	—	—	—	—	—	(611)	—	(611)
Net loss	—	—	—	—	—	—	(100,541)	(100,541)
Balances as of June 30, 2024	—	$—	156,656	$16	$1,071,504	$(352)	$(225,916)	$845,252

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$83,038	$(100,541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	77,920	140,835
Depreciation and amortization	2,517	1,331
Non-cash operating lease expense	1,522	1,106
Warrants contra revenue	2,136	443
Accretion of discounts on marketable securities	(4,489)	(1,670)
Other, net	734	1,526
Changes in operating assets and liabilities:
Accounts receivable, net	14,491	(13,898)
Inventory	(14,577)	(5,970)
Prepaid expenses and other assets	(18,474)	(5,396)
Accounts payable	4,607	5,831
Accrued expenses and other liabilities	(1,592)	10,930
Operating lease liability	(1,963)	(1,062)
Net cash provided by operating activities	145,870	33,465
Cash flows from investing activities
Purchases of property and equipment	(6,562)	(2,100)
Purchases of marketable securities	(404,682)	(345,756)
Sales and maturities of marketable securities	343,611	41,134
Net cash used in investing activities	(67,633)	(306,722)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	672,198
Payment of deferred offering costs	—	(4,801)
Tax withholding related to net share settlements of restricted stock units	—	(20,111)
Proceeds from exercises of stock options, net of repurchases	778	1,949
Proceeds from employee stock purchase plan	4,345	—
Net cash provided by financing activities	5,123	649,235
Net increase in cash, cash equivalents, and restricted cash	83,360	375,978
Cash, cash equivalents, and restricted cash
Beginning of the period	80,044	45,098
End of the period	$163,404	$421,076
Supplemental disclosures of cash flow information:
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	$—	$255,127
Purchases of property and equipment in accounts payable, accrued expenses and other current liabilities	$14,159	$16,666
Right-of-use assets obtained in exchange for lease obligations	$20,968	$405
Property and equipment acquired through tenant improvement allowance	$8,483	$—
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standard Update No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 2020-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the income statement and disclosures about specific expense categories included in the expense captions presented in the statements of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these new standards will have on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 reduces diversity in practice and improves the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements and related disclosures.

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

The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$191,925	$76,850	$351,367	$142,108
Less:
Cost of revenue	46,362	16,996	86,393	31,734
Stock-based compensation (1)	35,121	42,983	77,605	140,223
Personnel-related expenses (1)	43,843	25,958	86,282	50,272
Other segment items (2)	15,380	(1,541)	18,049	20,420
Consolidated net income (loss)	$51,219	$(7,546)	$83,038	$(100,541)
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

The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Taiwan	$56,644	$63,955	$133,462	$123,528
China	59,056	5,548	103,694	6,699
Singapore	66,447	-	97,868	-
United States	2,218	4,499	5,519	5,356
Other	7,560	2,848	10,824	6,525
Total	$191,925	$76,850	$351,367	$142,108
The Company had the following customers that individually comprised 10% or more of its revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	24%	*	23%	*
Customer B	27%	*	20%	*
Customer C	13%	24%	19%	30%
Customer D	12%	41%	15%	44%
Customer E	11%	*	*	*
Customer F	*	18%	*	13%
*Less than 10% of total revenue
The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	June 30, 2025	December 31, 2024
Customer A	16%	22%
Customer C	*	13%
Customer D	*	24%
Customer E	29%	31%
Customer G	28%	*
*Less than 10% of total accounts receivable, net
The Company did not recognize any material allowance for credit losses as of June 30, 2025 and December 31, 2024.
Property and equipment, net by geographic location is based on the location of the asset. As of June 30, 2025, 25% and 73% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively. As of December 31, 2024, 17% and 82% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively.
3. Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$110,332	$-	$-	$110,332
Commercial paper	13,465	-	(3)	13,462
Total cash equivalents	$123,797	$-	$(3)	$123,794
Marketable securities
U.S. treasury and agency securities	$220,574	$553	$(89)	$221,038
Commercial paper	38,828	-	(14)	38,814
Corporate debt securities	635,525	2,628	(210)	637,943
Asset-backed securities	4,954	9	-	4,963
Total marketable securities	$899,881	$3,190	$(313)	$902,758

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$59,595	$-	$-	$59,595
Total cash equivalents	$59,595	$-	$-	$59,595
Marketable securities
U.S. treasury and agency securities	$202,506	$338	$(375)	$202,469
Commercial paper	103,219	51	(37)	103,233
Corporate debt securities	512,531	1,351	(957)	512,925
Asset-backed securities	16,068	63	(8)	16,123
Total marketable securities	$834,324	$1,803	$(1,377)	$834,750
As of June 30, 2025 and December 31, 2024, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material.
The contractual maturities of marketable securities classified as available-for-sale, regardless of their classification on the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$442,268	$442,744	$425,733	$426,257
Due after one year through five years	581,410	583,808	468,186	468,088
Total available-for-sale securities	$1,023,678	$1,026,552	$893,919	$894,345
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses as of June 30, 2025 and December 31, 2024 or impairments for the three and six months ended June 30, 2025 and 2024.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$110,332	$-	$110,332
Commercial paper	-	13,462	13,462
Total cash equivalents	$110,332	$13,462	$123,794
Marketable securities
U.S. treasury and agency securities	$-	$221,038	$221,038
Commercial paper	-	38,814	38,814
Corporate debt securities	-	637,943	637,943
Asset-backed securities	-	4,963	4,963
Total marketable securities	$-	$902,758	$902,758

	As of December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$59,595	$-	$59,595
Total cash equivalents	$59,595	$-	$59,595
Marketable securities
U.S. treasury and agency securities	$-	$202,469	$202,469
Commercial paper	-	103,233	103,233
Corporate debt securities	-	512,925	512,925
Asset-backed securities	-	16,123	16,123
Total marketable securities	$-	$834,750	$834,750
As of June 30, 2025 and December 31, 2024, there were no marketable securities with Level 3 fair value hierarchy measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, these assets are measured at fair value during such period. There was no impairment on these assets during the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
5. Condensed Consolidated Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$162,328	$79,551
Restricted cash included in prepaid and other current assets	1,076	493
Total cash, cash equivalent and restricted cash	$163,404	$80,044
Inventory
Inventory consists of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Raw materials	$172	$229
Work-in-progress	24,104	26,695
Finished goods	34,326	16,291
Total inventory	$58,602	$43,215
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Construction in progress	$43,032	$29,064
Laboratory equipment	12,745	10,467
Leasehold improvements	9,973	1,159
Production equipment	2,504	—
Other	1,230	794
Property and equipment, gross	69,484	41,484
Less: accumulated depreciation	(7,409)	(5,833)
Total property and equipment, net	$62,075	$35,651
Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $1.4 million and $0.7 million, respectively, and $2.5 million and $1.3 million, respectively, for the six months ended June 30, 2025 and 2024. Construction in progress primarily includes production equipment costs capitalized relating to the Company’s future products and will be placed in service and begin to depreciate when related manufacturing commences. Production equipment has been placed into service for the manufacturing of released products.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$27,267	$29,516
Accrued production equipment	13,500	—
Customer deposits	10,000	15,000
Accrued software license costs	7,999	5,418
Other current liabilities	16,044	9,690
Total accrued expenses and other current liabilities	$74,810	$59,624
6. Leases
The Company has operating leases in various locations. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms for all leases.
On December 16, 2024, the Company entered into a lease agreement with a lessor to lease approximately 154,231 square feet of office space for its new headquarters located in San Jose, California. The lease has a term of approximately 7.5 years and commenced in June 2025. The Company has the option to extend the lease for up to two consecutive terms of 60 months each, subject to the terms therein. The option to renew the term was not included for purposes of determining the right-of-use asset (“ROU”) and associated lease liabilities as the Company determined that the renewal of the lease is not reasonably certain to be exercised as of the lease commencement date.

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Assets
Operating lease ROU assets, net	$22,601	$2,983
Liabilities
Operating lease liabilities, current	$4,666	$1,286
Operating lease liabilities, noncurrent	27,640	1,788
Total lease liabilities	$32,306	$3,074
Operating lease ROU assets, net are included in other assets; operating lease liabilities, current are included in accrued expenses and other current liabilities; and operating lease liabilities, non-current are included in other liabilities, on the condensed consolidated balance sheets.

The weighted-average remaining lease term and discount rates were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	6.9	3.2
Weighted average discount rate	7.1%	11.1%

The future minimum operating lease payments for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31	Operating Leases
Remainder of 2025	$3,552
2026	6,092
2027	5,769
2028	5,755
2029	5,815
Thereafter	13,723
Total future minimum lease payments	40,706
Less: Imputed interest	(8,400)
Total operating lease liabilities	$32,306
7. Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts or to perform certain services. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation. The Company’s purchase commitments also include payments for software licenses and cloud services when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments as of June 30, 2025 (in thousands):

Purchase Commitments
Remainder of 2025	$18,166
2026	14,449
2027	12,969
Total purchase commitments	$45,584
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
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2025 and December 31, 2024.

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
As of June 30, 2025 and December 31, 2024, an aggregate of 649,061 shares and 474,029 shares, respectively, of the underlying Warrants were vested and exercisable. Additionally, an aggregate of 151,763 and 50,439 shares were probable of vesting as of June 30, 2025 and December 31, 2024, respectively.
The Company recognized $1.8 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income (loss) related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until October 14, 2029.
9. Stock-Based Compensation
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$353	$84	$315	$612
Research and development	17,852	12,971	37,038	42,978
Sales and marketing	9,194	15,758	21,513	65,016
General and administrative	8,075	14,254	19,054	32,229
Total	$35,474	$43,067	$77,920	$140,835
Stock-based compensation expense recognized during the six months ended June 30, 2024 included $88.9 million of cumulative stock-based compensation expense related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with the Company’s initial public offering.

Stock Options
A summary of stock option activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	5,285	$0.83	6.5	$695,689
Granted	-	-
Exercised	(896)	0.88
Cancelled and forfeited	(107)	1.66
Outstanding at June 30, 2025	4,282	$0.79	6.0	$383,814
Vested and Exercisable at June 30, 2025	3,881	$0.73	5.9	$348,084
As of June 30, 2025, there was approximately $3.6 million of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.6 years, using the straight-line method.
Restricted Stock Units (“RSUs”)
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	13,620	$33.49
Granted	568	81.06
Vested	(3,238)	26.61
Cancelled and forfeited	(391)	37.90
Outstanding at June 30, 2025	10,559	$38.00

As of June 30, 2025, there was $266.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
Performance Stock Units (“PSUs”)
A summary of PSU activity under the 2024 Plan is as follows (in thousands, except per share data):

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	155	$125.28
Granted	7	115.55
Vested	-	-
Cancelled and forfeited	-	-
Outstanding at June 30, 2025	162	$124.87
As of June 30, 2025, there was $17.0 million of unrecognized stock-based compensation expense related to these PSUs, which is expected to be recognized over a weighted-average period of 3.4 years.

10. Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$51,219	$(7,546)	$83,038	$(100,541)

Shares used in net income (loss) per share computations:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	165,428	155,199	164,316	103,865
Effect of potentially dilutive equivalent shares	12,672	—	13,965	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	178,100	155,199	178,281	103,865

Net income (loss) per share attributable to common stockholders, basic	$0.31	$(0.05)	$0.51	$(0.97)
Net income (loss) per share attributable to common stockholders, diluted	$0.29	$(0.05)	$0.47	$(0.97)
Potentially dilutive securities include dilutive common stock from assumed exercise of stock options, RSUs, Warrants, and ESPP shares using the treasury stock method. Under the treasury stock method, potential shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. Anti-dilutive potential shares are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	1,030	12,782	1,009	12,782
Stock options	—	9,155	—	9,155
Warrants for Common Stock	—	2,442	—	2,442
ESPP	26	149	13	149
Total	1,056	24,528	1,022	24,528
11. Income Taxes
The Company's income tax (benefit) provision recognized for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax (benefit) provision	$(560)	$(6,537)	$(10,662)	$6,045
Effective tax rate	(1.1)%	46.4%	(14.7)%	(6.4)%
The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three months ended June 30, 2025 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, foreign derived intangible income deduction, and U.S. research and development credits, which results in current tax benefits. This is offset by the current tax expense from the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code.

The effective tax rate for the three months ended June 30, 2024 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, foreign derived intangible income deduction, and U.S. research and development credits, which results in current tax benefits. This is offset by the current tax expense from the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code.

The effective tax rate for the six months ended June 30, 2025 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, foreign derived intangible income deduction, and U.S. research and development credits, which result in current tax benefits. This is offset by the current tax expense from the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code.
The effective tax rate for the six months ended June 30, 2024 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code, which results in a current tax expense. This is offset by excess tax benefits related to equity compensation, foreign derived intangible income deduction and U.S. research and development credits.
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”), introducing significant amendments to the U.S. Internal Revenue Code. The OBBBA contains several changes to corporate taxation including permanent elimination of the requirement to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures at the Company’s election, fully deductible in the period incurred. OBBBA also permanently extends the full expensing of qualifying assets through 100% bonus depreciation for assets placed in service after January 19, 2025. The Company is currently evaluating the implications of the OBBBA.

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
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021, $79.9 million in 2022, and $115.8 million in 2023 to $396.3 million in 2024. Our revenue was $351.4 million for the six months ended June 30, 2025, driven by a sizable increase in demand for our products. We have made significant investments in the design and development of new products and platform enhancements. Although we have recently recorded quarterly net income, we have not yet achieved profitability on an annual basis.

Summary of Financial Highlights

Our revenue for the three and six months ended June 30, 2025 increased by 150% and 147%, respectively, compared to the same periods in 2024. The increase for both periods was primarily due to an increase in overall unit shipments driven by higher demand for our Aries, Scorpio, and Taurus products, as well as higher overall average selling prices resulting from an incremental mix of hardware modules and Scorpio products.
Gross margin decreased by 210 basis points (“bps”) and 230 bps to 75.8% and 75.4% for the three and six months ended June 30, 2025, respectively, compared to 77.9% and 77.7%, respectively, for the same periods in 2024. The decrease for both periods was primarily driven by product mix as we shipped more hardware modules.

Operating expenses increased by $21.6 million, or 26%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $17.9 million increase in headcount related expenses resulting from a 75% increase in headcount, a $5.2 million increase in expenses related to our R&D initiatives, a $2.7 million increase in other operating costs to support our business expansion primarily related to our new headquarters relocation, and a $1.0 million increase in professional service fees. These increases were partially offset by a $7.9 million decrease in non-cash stock-based compensation expense.

Operating expenses decreased by $3.8 million, or 2%, for the six months ended June 30, 2025, compared to the same period in 2024, primarily driven by a $62.6 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by a $36.0 million increase in headcount related expenses resulting from a 75% increase in headcount, a $12.0 million increase in expenses related to our R&D initiatives, a $5.9 million increase in other operating costs to support our business expansion primarily related to our new headquarters relocation, a $2.1 million increase in professional services fees, and a $1.1 million increase in depreciation and amortization expenses.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Revenue	$191,925	$76,850	$115,075	150%	$351,367	$142,108	$209,259	147%
Total revenue increased $115.1 million, or 150%, and $209.3 million, or 147%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to an increase in overall unit shipments driven by higher demand for our Aries, Scorpio, and Taurus products, as well as higher overall average selling prices resulting from an incremental mix of hardware modules and Scorpio products.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages and bps)
Cost of revenue	$46,362	$16,996	$29,366	173%	$86,393	$31,734	$54,659	172%
Gross profit	145,563	59,854	85,709	143%	264,974	110,374	154,600	140%
Gross margin	75.8%	77.9%	(210) bps		75.4%	77.7%	(230) bps

Total cost of revenue increased $29.4 million, or 173%, and $54.7 million, or 172%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to higher overall unit shipments and a shift in product mix, resulting from an incremental mix of hardware modules and Scorpio products.
Gross margin decreased 210 bps to 75.8% for the three months ended June 30, 2025 compared to 77.9% for the same period in 2024. Gross margin decreased 230 bps to 75.4% for the six months ended June 30, 2025 compared to 77.7% for the same period in 2024. The decrease for both periods was primarily driven by product mix as we shipped more hardware modules.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Research and development	$66,724	$40,089	$26,635	66%	$131,278	$93,647	$37,631	40%
Percentage of revenue	35%	52%			37%	66%
Research and development expense increased $26.6 million, or 66%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to a $18.5 million increase in personnel-related and non-cash stock-based compensation expenses resulting from a 100% increase in headcount, as well as a $5.2 million increase in overall spending to support our R&D initiatives.
Research and development expense increased $37.6 million, or 40%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to a $26.2 million increase in personnel-related expenses resulting from a 96% increase in headcount, a $12.0 million in overall spending to support our R&D initiatives, a $1.0 million increase in professional service fees, and a $0.7 million increase in depreciation and amortization expense. The increase was partially offset by a decrease of $5.9 million in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Sales and marketing	$18,609	$22,076	$(3,467)	(16)%	$40,311	$77,586	$(37,275)	(48)%
Percentage of revenue	10%	29%			11%	55%
Sales and marketing expense decreased $3.5 million, or 16%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $6.6 million decrease in non-cash stock-based compensation expense, which resulted primarily from time-based vesting of RSUs granted prior to our IPO. The decrease was partially offset by a $2.4 million increase in personnel-related expenses resulting from a 21% increase in headcount.
Sales and marketing expense decreased $37.3 million, or 48%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $43.5 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by a $5.0 million increase in personnel-related expenses resulting from a 26% increase in headcount.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
General and administrative	$20,456	$22,036	$(1,580)	(7)%	$42,326	$46,455	$(4,129)	(9)%
Percentage of revenue	11%	29%			12%	33%
General and administrative expense decreased $1.6 million, or 7%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $6.2 million decrease in non-cash stock-based compensation expense, which resulted primarily from time-based vesting of RSUs granted prior to our IPO. The decrease was partially offset by a $1.9 million increase in personnel-related expenses resulting from a 46% increase in headcount, $1.9 million increase in other operating costs to support our business expansion primarily related to our new headquarters relocation, and a $0.6 million increase in professional services fees associated with the continued development of our public company infrastructure.
General and administrative expense decreased $4.1 million, or 9%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $13.2 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by a $4.8 million increase in personnel-related expenses resulting from a 60% increase in headcount, a $2.7 million increase in other operating costs to support our business expansion primarily related to our new headquarters relocation, and a $1.1 million increase in professional services fees associated with the continued development of our public company infrastructure.

Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Interest income	$10,885	$10,264	$621	6%	$21,317	$12,818	$8,499	66%
For the three and six months ended June 30, 2025, interest income increased $0.6 million, or 6%, and $8.5 million, or 66%, compared to the same periods in 2024. The increase was primarily due to higher average balances of short-term investments and cash equivalents as a result of our IPO and cash flow from operations.
Income Tax (Benefit) Provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Income tax (benefit) provision	$(560)	$(6,537)	$5,977	(91)%	$(10,662)	$6,045	$(16,707)	(276)%
The benefits from income tax decreased $6.0 million, or 91%, for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in revenue and capitalized research and development expenditures in accordance with Section 174 of the Internal Revenue Code.
The benefit from income tax increased $16.7 million, or 276%, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in benefits from the excess tax benefits related to equity compensation, the foreign derived intangible income deduction, and the U.S. research and development credits, partially offset by capitalized research and development expenditures in accordance with Section 174 of the Internal Revenue Code.
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
A reconciliation of our GAAP gross profit and gross margin, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
GAAP gross profit	$145,563	$59,854	$264,974	$110,374
Stock-based compensation expense upon IPO (1)	—	—	—	516
Stock-based compensation expense	353	84	315	96
Non-GAAP gross profit	$145,916	$59,938	$265,289	$110,986

GAAP gross margin	75.8%	77.9%	75.4%	77.7%
Stock-based compensation expense upon IPO (1)	—	—	—	0.3
Stock-based compensation expense	0.2	0.1	0.1	0.1
Non-GAAP gross margin	76.0%	78.0%	75.5%	78.1%
(1) Stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
Non-GAAP Operating Income and Non-GAAP Operating Margin

We define non-GAAP operating income as operating income (loss) presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses, and employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with the IPO. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We have presented non-GAAP operating income and non-GAAP operating margin because we consider they are useful metrics for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation expense, and employer payroll taxes related to the time-based vesting and net settlement of restricted stock units in connection with our IPO, a charge that can vary from period to period for reasons that are unrelated to our core operating performance. These metrics also provide investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.
A reconciliation of our GAAP operating income (loss) and operating margin, the most directly comparable GAAP financial measure, to non-GAAP operating income and non-GAAP operating margin is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
GAAP operating income (loss)	$39,774	$(24,347)	$51,059	$(107,314)
Stock-based compensation expense upon IPO (1)	—	—	—	88,873
Stock-based compensation expense	35,474	43,067	77,920	51,962
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	—	1,072
Non-GAAP operating income	$75,248	$18,720	$128,979	$34,593

GAAP operating margin	20.7%	(31.7)%	14.5%	(75.5)%
Stock-based compensation expense upon IPO (1)	—	—	—	62.5
Stock-based compensation expense	18.5	56.0	22.2	36.6
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	—	0.8
Non-GAAP operating margin (3)	39.2%	24.4%	36.7%	24.3%
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
(3) Total may not sum due to rounding.
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

A reconciliation of our GAAP net income (loss), the most directly comparable GAAP financial measure, to our non-GAAP net income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
GAAP net income (loss)	$51,219	$(7,546)	$83,038	$(100,541)
Stock-based compensation expense upon IPO (1)	—	—	—	88,873
Stock-based compensation expense	35,474	43,067	77,920	51,962
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	—	1,072
Income tax effect (3)	(8,670)	(13,296)	(23,308)	(4,811)
Non-GAAP net income	$78,023	$22,225	$137,650	$36,555
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
(3) Income tax effect is calculated based on the tax laws in the jurisdictions in which we operate and is calculated to exclude the impact of stock-based compensation expense and one-off discrete tax adjustments that are unrelated to our core operating performance. We no longer maintain valuation allowance for non-GAAP purposes due to our profitability on a non-GAAP basis. For the three months ended June 30, 2025 and 2024, the non-GAAP tax rate was approximately 9% and 23%, respectively. For the six months ended June 30, 2025 and 2024, the non-GAAP tax rate was approximately 8% and 23%, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from equity issuances including net proceeds from our IPO, and cash generated from the sale of our products. As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $1,065.1 million. Our principal use of cash is to fund our operations, invest in research and development, fund production equipment capital expenditures, and to support our overall growth.
While we have generated $145.9 million in cash flow from operating activities for the six months ended June 30, 2025, in prior years we generated significant losses from operations and negative cash flows from operating activities as reflected in our accumulated deficit of $125.8 million as of June 30, 2025. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production equipment, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$145,870	$33,465
Net cash used in investing activities	$(67,633)	$(306,722)
Net cash provided by financing activities	$5,123	$649,235
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 of $145.9 million resulted primarily from a net income of $83.0 million and non-cash charges of $80.3 million primarily related to $77.9 million in stock-based compensation expense, partially offset by cash used in operating assets and liabilities of $17.5 million. Cash used in operating assets and liabilities during the period was primarily from a $18.5 million increase in prepaid expenses and other assets primarily related to tax receivable and accrued interest receivable on short-term investments, a $14.6 million increase in inventory primarily due to build up for anticipated demand, a $2.0 million decrease in operating lease liability, and a $1.6 million decrease in accrued expenses and other liabilities primarily due to accrued customer deposits and the timing of payments. The net cash flow used in operating assets and liabilities was partially offset by an increase of $14.5 million in accounts receivable due to higher product sales and the timing of customer payments and a $4.6 million increase in accounts payable mainly due to the timing of payments.

Net cash provided by operating activities for the six months ended June 30, 2024 of $33.5 million resulted from non-cash charges of $143.6 million primarily related to $140.8 million in stock-based compensation expense, partially offset by a net loss of $100.5 million and cash used in operating assets and liabilities of $9.6 million. Cash used in operating assets and liabilities during the period was primarily from an increase of $13.9 million in accounts receivable due to higher product sales and the timing of customer payments, a $6.0 million increase in inventory primarily due to build up for anticipated demand, and a $5.4 million increase in prepaid expenses and other assets related to prepaid insurance. The net cash flow used in operating assets and liabilities were partially offset by a $10.9 million increase in accrued expenses and other liabilities primarily due to accrued customer deposits and the timing of payments, and a $5.8 million increase in accounts payable primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 of $67.6 million was the result of $404.7 million in purchases of marketable securities and $6.6 million in purchases of property and equipment, partially offset by $343.6 million in proceeds from sales and maturities of marketable securities.
Net cash used in investing activities for the six months ended June 30, 2024 of $306.7 million was the result of $345.8 million in purchases of marketable securities and $2.1 million in purchases of property and equipment. This was partially offset by $41.1 million in proceeds from sales and maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 of $5.1 million was the result of $4.3 million in proceeds from the employee stock purchase plan and $0.8 million in proceeds from stock option exercises.

Net cash provided by financing activities for the six months ended June 30, 2024 of $649.2 million was the result of $672.2 million in proceeds from our IPO, net of underwriting discounts and commissions, and $1.9 million in proceeds from exercises of stock options net of repurchases. This was partially offset by $20.1 million in tax withholding related to net share settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO, and $4.8 million in payments of deferred offering costs.

Material Cash Requirements

Operating lease commitments. Our operating lease commitments primarily include corporate offices. For additional discussion of our operating lease commitments, see Note 6 in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchase commitments. Our purchase commitments are primarily related to software licenses, cloud hosting services, or performance of certain services. For additional discussion of our purchase commitments, see Note 7 in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For additional discussion of our Material Cash Requirements, see Note 7 in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Indemnification Agreements
See Note 7 in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Recent Accounting Pronouncements
For more information, see Note 1 in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk and foreign currency exchange risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there have been no material changes to the interest rate and foreign currency exchange risk described as of December 31, 2024.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025, which was the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

As of June 30, 2025, the remediation efforts, which are in the process of being implemented, are intended to address the identified material weaknesses, and include:
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

We have made progress towards designing and implementing the plan to remediate the material weaknesses and will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are effectively designed, implemented, and operational for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. Accordingly, the material weaknesses were not remediated as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

Our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report as described in the table below:

Name	Title	Action	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date (2)
Manuel Alba (3)	Director	Adoption	5/29/2025	Rule 10b5-1 Trading Arrangement	1,412,000	8/28/2026
Jack Lazar	Director	Adoption	5/28/2025	Rule 10b5-1 Trading Arrangement	25,000	5/28/2026
Philip Mazzara	General Counsel	Adoption	5/29/2025	Rule 10b5-1 Trading Arrangement	50,000 (4)	5/29/2026
(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, as amended (the “Rule”).

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

New Principal Executive Offices for Stockholder Proposal Submissions and Notifications

Stockholders of the Company who would like to have a proposal presented at the Company's 2026 annual meeting of stockholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to be included in the proxy statement relating to that meeting must ensure that such proposal is delivered or mailed to and received by the Company's Corporate Secretary at the Company’s new principal executive offices at 2345 North First Street, San Jose, California 95131, no later than December 25, 2025. However, if the date of the 2026 annual meeting of stockholders is changed by more than 30 days from the date of the previous year’s meeting, then the deadline is a reasonable time before we begin to print and send our proxy statement for the 2026 annual meeting of stockholders. We also encourage stockholder to submit any such proposals via email to corporatesecretary@asteralabs.com. Such proposals must comply with all applicable procedures and requirements of Rule 14a-8. To comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Securities Exchange Act of 1934 no later than April 6, 2026.

In addition, for nominations or other business to be properly brought before an annual meeting in accordance with our bylaws, the stockholder must have given timely notice in writing to the Corporate Secretary of the Company and have provided the other information and satisfied the other requirements described in our bylaws. To be timely, the required notice must be in writing and received by our Corporate Secretary at our new principal executive offices identified above, not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. However, in the event that the date of the annual meeting is first convened more than 30 days before, or delayed by more than 60 days from the first anniversary of the preceding year’s annual meeting, a stockholder’s notice must be so received by the Corporate Secretary not later than the close of business on the later of (A) the 90th day prior to such annual meeting or (B) the tenth day following the day on which public announcement of the date of such meeting is first made. For stockholder proposals to be brought before the 2026 annual meeting of stockholders, the required notice must be received by our Corporate Secretary at our new principal executive offices identified above no earlier than February 5, 2026 and no later than March 7, 2026. Stockholder proposals and the required notice should be addressed to Astera Labs, Inc., 2345 North First Street, San Jose, California 95131, Attention: Corporate Secretary. We also encourage stockholders to submit any such proposals and notices via email to corporatesecretary@asteralabs.com.
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

ASTERA LABS, INC.

Date: August 5, 2025	By:	/s/ Michael Tate
	Name:	Michael Tate
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)