Form 10-Q
period 2025-09-30
Astera Labs, Inc.
filed 2025-11-05
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐   No ☒
As of October 31, 2025, there were 168,903,616 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26
Item 4.	Controls and Procedures	26
Part II - Other Information
Item 1.	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
Signatures		31

Special Note about Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipated,” “believes,” “budget,” “can,” “certain,” “committed,” “continue,” “could,” “designed,” “estimates,” “expect,” “future,” “growing,” “indicative,” “intended,” “may,” “mission,” “opportunities,” “plan,” “position,” “potential,” “predict,” “probable,” “projections,” “scheduled,” “should,” “to be,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements include, but are not limited to, statements relating to our business plans, strategies, market or investment opportunities, platform, products and services, including future investments therein and anticipated benefits therefrom; demand; our future financial or operating performance and growth (such as revenue, gross profit and margins, expenses, income (losses) and other operating results); our future cash flows, expenditures, requirements, uses, sufficiency and funding sources; our accounting practices and policies (including the impacts associated with them and accounting pronouncements, estimates, accruals, amortizations, commitments/contingencies, warrant vesting, the period over which expenses are expected to be realized and non-GAAP financial measures); our taxes; our personnel and operations; our disclosure and internal controls, procedures and remediation efforts; our lease terms, including any renewal and future payments; our risk factors; and our legal and compliance matters such as legal proceedings and 10b5-1 trading arrangements.

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
•adverse changes in the political, regulatory, and economic policies of governments in connection with trade and export controls with China and Chinese customers;
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
•our reliance on third-party technologies for product development and future ability to use such technologies; and
•global financial and economic conditions and geopolitical events, including fluctuating interest, inflation and unemployment rates, economic slowdowns or recessions, or financial market volatility, including as a result of, among other factors, the ongoing Russia and Ukraine war, the Middle East conflict, announced or future tariff increases and export controls between the U.S. and China, international tensions or instability, significant changes in governmental policies or similar events.

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

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$140,407	$79,551
Marketable securities	994,021	834,750
Accounts receivable, net	42,898	38,811
Inventory	51,663	43,215
Prepaid expenses and other current assets	61,170	16,652
Total current assets	1,290,159	1,012,979
Property and equipment, net	72,482	35,651
Other assets	38,541	5,878
Total assets	$1,401,182	$1,054,508

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,811	$26,918
Accrued expenses and other current liabilities	75,147	59,624
Total current liabilities	100,958	86,542
Other liabilities	28,493	3,167
Total liabilities	129,451	89,709
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 168,903 and 162,018 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	17	16
Additional paid-in capital	1,302,261	1,173,153
Accumulated other comprehensive income	4,097	426
Accumulated deficit	(34,644)	(208,796)
Total stockholders’ equity	1,271,731	964,799
Total liabilities and stockholders’ equity	$1,401,182	$1,054,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$230,575	$113,086	$581,942	$255,194
Cost of revenue	54,763	25,209	141,156	56,943
Gross profit	175,812	87,877	440,786	198,251
Operating expenses
Research and development	78,928	50,659	210,206	144,306
Sales and marketing	19,359	23,248	59,670	100,834
General and administrative	22,119	22,866	64,445	69,321
Total operating expenses	120,406	96,773	334,321	314,461
Operating income (loss)	55,406	(8,896)	106,465	(116,210)
Interest income	11,456	10,912	32,773	23,730
Income (loss) before income taxes	66,862	2,016	139,238	(92,480)
Income tax (benefit) provision	(24,252)	9,609	(34,914)	15,654
Net income (loss)	$91,114	$(7,593)	$174,152	$(108,134)

Net income (loss) per share attributable to common stockholders:
Basic	$0.54	$(0.05)	$1.05	$(0.89)
Diluted	$0.50	$(0.05)	$0.97	$(0.89)
Weighted-average shares used in calculating net income (loss) per share attributable to common stockholders:
Basic	167,436	156,831	165,365	121,649
Diluted	180,631	156,831	178,961	121,649
Other comprehensive income
Unrealized gain on marketable securities, net of taxes	$1,223	$4,782	$3,671	$4,171
Total comprehensive income (loss)	$92,337	$(2,811)	$177,823	$(103,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(unaudited)

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2025	166,211	$17	$1,258,581	$2,874	$(125,758)	$1,135,714
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	1,438	—	1,060	—	—	1,060
Issuance of common stock upon vesting of restricted stock units	1,254	—	—	—	—	—
Stock-based compensation	—	—	40,739	—	—	40,739
Warrants contra revenue	—	—	1,881	—	—	1,881
Unrealized gains on marketable securities	—	—	—	1,223	—	1,223
Net income	—	—	—	—	91,114	91,114
Balances as of September 30, 2025	168,903	$17	$1,302,261	$4,097	$(34,644)	$1,271,731

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2024	156,656	$16	$1,071,504	$(352)	$(225,916)	$845,252
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	1,171	—	1,133	—	—	1,133
Issuance of common stock upon vesting of restricted stock units	734	—	—	—	—	—
Stock-based compensation	—	—	45,535	—	—	45,535
Warrants contra revenue	—	—	503	—	—	503
Unrealized gains on marketable securities	—	—	—	4,782	—	4,782
Net loss	—	—	—	—	(7,593)	(7,593)
Balances as of September 30, 2024	158,561	$16	$1,118,675	$4,430	$(233,509)	$889,612

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	162,018	$16	$1,173,153	$426	$(208,796)	$964,799
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	2,334	—	2,088	—	—	2,088
Issuance of common stock upon vesting of restricted stock units	4,492	1	—	—	—	1
Shares issued under employee stock purchase plan	59	—	4,345	—	—	4,345
Stock-based compensation	—	—	118,659	—	—	118,659
Warrants contra revenue	—	—	4,016	—	—	4,016
Unrealized gains on marketable securities	—	—	—	3,671	—	3,671
Net income	—	—	—	—	174,152	174,152
Balances as of September 30, 2025	168,903	$17	$1,302,261	$4,097	$(34,644)	$1,271,731

Nine Months Ended September 30, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	90,891	$255,127	42,046	$4	$27,411	$259	$(125,375)	$(97,701)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(90,891)	(255,127)	90,891	9	255,118	—	—	255,127
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	19,759	2	665,988	—	—	665,990
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	2,006	—	2,956	—	—	2,956
Issuance of common stock upon vesting of restricted stock units	—	—	4,434	1	—	—	—	1
Shares of common stock withheld related to net settlement of restricted stock units	—	—	(559)	—	(20,111)	—	—	(20,111)
Repurchase of common stock upon termination	—	—	(16)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	186,370	—	—	186,370
Warrants contra revenue	—	—	—	—	946	—	—	946
Unrealized gains on marketable securities	—	—	—	—	—	4,171	—	4,171
Net loss	—	—	—	—	—	—	(108,134)	(108,134)
Balances as of September 30, 2024	—	$—	158,561	$16	$1,118,675	$4,430	$(233,509)	$889,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$174,152	$(108,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	118,659	186,370
Depreciation and amortization	3,983	2,180
Non-cash operating lease expense	2,290	1,687
Warrants contra revenue	4,016	946
Accretion of discounts on marketable securities	(6,278)	(4,931)
Other, net	231	1,014
Changes in operating assets and liabilities:
Accounts receivable, net	(4,089)	(17,054)
Inventory	(7,106)	(1,271)
Prepaid expenses and other assets	(56,760)	(4,998)
Accounts payable	(1,088)	11,723
Accrued expenses and other liabilities	(624)	31,094
Operating lease liability	(3,345)	(1,653)
Net cash provided by operating activities	224,041	96,973
Cash flows from investing activities
Purchases of property and equipment	(18,855)	(18,797)
Purchases of marketable securities	(664,432)	(724,921)
Sales and maturities of marketable securities	515,109	77,577
Other investing activities	(500)	—
Net cash used in investing activities	(168,678)	(666,141)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	672,198
Payment of deferred offering costs	—	(4,801)
Tax withholding related to net share settlements of restricted stock units	—	(20,111)
Proceeds from exercises of stock options, net of repurchases	1,730	2,901
Proceeds from employee stock purchase plan	4,345	—
Net cash provided by financing activities	6,075	650,187
Net increase in cash, cash equivalents, and restricted cash	61,438	81,019
Cash, cash equivalents, and restricted cash
Beginning of the period	80,044	45,098
End of the period	$141,482	$126,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025 compared with the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.
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

In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 reduces diversity in practice and improves the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements and related disclosures.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other -Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes all references to project stages throughout Subtopic 350-40 and clarifies the threshold that the entities must meet to begin capitalizing costs. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact that this new standard will have on the Company’s consolidated financial statements and related disclosures.

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

The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$230,575	$113,086	$581,942	$255,194
Less:
Cost of revenue	54,763	25,209	141,156	56,943
Stock-based compensation (1)	40,360	45,433	117,965	185,656
Personnel-related expenses (1)	52,892	29,163	139,174	79,435
Other segment items (2)	(8,554)	20,874	9,495	41,294
Consolidated net income (loss)	$91,114	$(7,593)	$174,152	$(108,134)
(1) Stock-based compensation and personnel-related expenses presented in the above table are related to operating expenses and exclude amounts included in the cost of revenue.
(2) Other segment items included are primarily related to income tax (benefit) provision, interest income, engineering design related costs, and professional and consulting services fees.

Revenue by location is determined by the billing address of the Company’s customers, which includes the Company’s end customers’ manufacturing partners and the Company’s distributors.

The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Singapore	$95,585	$11,972	$193,453	$11,972
China	77,398	16,507	181,092	23,206
Taiwan	37,686	76,901	171,148	200,429
United States	12,035	5,388	17,554	10,744
Other	7,871	2,318	18,695	8,843
Total	$230,575	$113,086	$581,942	$255,194
The Company had the following customers that individually comprised 10% or more of its revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	27%	*	25%	*
Customer B	23%	11%	21%	*
Customer C	10%	26%	15%	28%
Customer D	24%	*	14%	*
Customer E	*	35%	10%	40%
*Less than 10% of total revenue

The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	September 30, 2025	December 31, 2024
Customer A	19%	22%
Customer C	*	13%
Customer D	22%	*
Customer E	*	24%
Customer G	13%	31%
*Less than 10% of total accounts receivable, net
The Company did not recognize any material allowance for credit losses as of September 30, 2025 and December 31, 2024.
Property and equipment, net by geographic location is based on the location of the asset. As of September 30, 2025, 22% and 76% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively. As of December 31, 2024, 17% and 82% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively.
3. Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$109,440	$-	$-	$109,440
U.S. treasury and agency securities	4,492	-	-	4,492
Commercial paper	999	-	-	999
Total cash equivalents	$114,931	$-	$-	$114,931
Marketable securities
U.S. treasury and agency securities	$226,351	$669	$(42)	$226,978
Commercial paper	17,624	3	(4)	17,623
Corporate debt securities	745,949	3,611	(140)	749,420
Total marketable securities	$989,924	$4,283	$(186)	$994,021

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$59,595	$-	$-	$59,595
Total cash equivalents	$59,595	$-	$-	$59,595
Marketable securities
U.S. treasury and agency securities	$202,506	$338	$(375)	$202,469
Commercial paper	103,219	51	(37)	103,233
Corporate debt securities	512,531	1,351	(957)	512,925
Asset-backed securities	16,068	63	(8)	16,123
Total marketable securities	$834,324	$1,803	$(1,377)	$834,750

As of September 30, 2025 and December 31, 2024, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material.
The contractual maturities of marketable securities classified as available-for-sale, regardless of their classification on the Company’s condensed consolidated balance sheets, are as follows (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$460,565	$461,443	$425,733	$426,257
Due after one year through five years	644,290	647,509	468,186	468,088
Total available-for-sale securities	$1,104,855	$1,108,952	$893,919	$894,345
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses as of September 30, 2025 and December 31, 2024 or impairments for the three and nine months ended September 30, 2025 and 2024.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024.
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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$109,440	$-	$109,440
U.S. treasury and agency securities	-	4,492	4,492
Commercial paper	-	999	999
Total cash equivalents	$109,440	$5,491	$114,931
Marketable securities
U.S. treasury and agency securities	$-	$226,978	$226,978
Commercial paper	-	17,623	17,623
Corporate debt securities	-	749,420	749,420
Total marketable securities	$-	$994,021	$994,021

	As of December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$59,595	$-	$59,595
Total cash equivalents	$59,595	$-	$59,595
Marketable securities
U.S. treasury and agency securities	$-	$202,469	$202,469
Commercial paper	-	103,233	103,233
Corporate debt securities	-	512,925	512,925
Asset-backed securities	-	16,123	16,123
Total marketable securities	$-	$834,750	$834,750
As of September 30, 2025 and December 31, 2024, there were no marketable securities with Level 3 fair value hierarchy measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, these assets are measured at fair value during such period. There was no impairment on these assets during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
5. Condensed Consolidated Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$140,407	$79,551
Restricted cash included in prepaid and other current assets	1,075	493
Total cash, cash equivalent and restricted cash	$141,482	$80,044
Inventory
Inventory consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Raw materials	$183	$229
Work-in-progress	16,933	26,695
Finished goods	34,547	16,291
Total inventory	$51,663	$43,215

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Construction in progress	$45,234	$29,064
Laboratory equipment	14,300	10,467
Leasehold improvements	10,278	1,159
Production equipment	9,937	—
Other	1,609	794
Property and equipment, gross	81,358	41,484
Less: accumulated depreciation	(8,876)	(5,833)
Total property and equipment, net	$72,482	$35,651
Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $1.5 million and $0.8 million, respectively, and $4.0 million and $2.2 million, respectively, for the nine months ended September 30, 2025 and 2024. Construction in progress primarily includes production equipment costs capitalized relating to the Company’s future products and will be placed in service and begin to depreciate when related manufacturing commences. Production equipment has been placed into service for the manufacturing of released products.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$40,163	$29,516
Accrued production equipment	13,500	—
Accrued software license costs	7,143	5,418
Customer deposits	—	15,000
Other current liabilities	14,341	9,690
Total accrued expenses and other current liabilities	$75,147	$59,624
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	$—	$255,127
Purchases of property and equipment in accounts payable, accrued expenses and other current liabilities	$13,740	$14,132
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

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Assets
Operating lease ROU assets, net	$22,212	$2,983
Liabilities
Operating lease liabilities, current	$4,440	$1,286
Operating lease liabilities, noncurrent	26,881	1,788
Total lease liabilities	$31,321	$3,074
Operating lease ROU assets, net are included in other assets; operating lease liabilities, current are included in accrued expenses and other current liabilities; and operating lease liabilities, non-current are included in other liabilities, on the condensed consolidated balance sheets.

The weighted-average remaining lease term and discount rates were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	6.7	3.2
Weighted average discount rate	7.1%	11.1%
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
ROU assets obtained in exchange for lease obligations	$21,347	$844
Property and equipment acquired through tenant improvement allowance	$8,483	$—
The future minimum operating lease payments for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31	Operating Leases
Remainder of 2025	$1,724
2026	6,219
2027	5,904
2028	5,815
2029	5,799
Thereafter	13,722
Total future minimum lease payments	39,183
Less: Imputed interest	(7,862)
Total operating lease liabilities	$31,321
7. Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts or to perform certain services. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation. The Company’s purchase commitments also include payments for software licenses and cloud services when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments as of September 30, 2025 (in thousands):

Purchase Commitments
Remainder of 2025	$8,750
2026	20,981
2027	22,405
2028	7,149
2029	286
Total purchase commitments	$59,571
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
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2025 and December 31, 2024.
8. Common Stock Warrants
In October 2022, the Company issued a warrant to a customer (“Holder”) to purchase an aggregate of up to 1,484,230 shares of Common Stock (the “Customer Warrant”). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date.
In October 2023, the Company amended the Customer Warrant and issued an additional warrant to the Holder to purchase an aggregate of up to 831,945 shares of Common Stock (the “2023 Warrant”, and together with the Customer Warrant, the “Warrants”), with the same exercise period as the Customer Warrant. The Warrants will vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of payments by the Holder and its affiliates to the Company.
As of September 30, 2025 and December 31, 2024, an aggregate of 907,287 shares and 474,029 shares, respectively, of the underlying Warrants were vested and exercisable. Additionally, an aggregate of 139,217 and 50,439 shares were probable of vesting as of September 30, 2025 and December 31, 2024, respectively.
The Company recognized $1.9 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $4.0 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively, as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income (loss) related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until October 14, 2029.

9. Stock-Based Compensation
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$379	$102	$694	$714
Research and development	21,711	14,641	58,749	57,619
Sales and marketing	9,361	16,200	30,874	81,216
General and administrative	9,288	14,592	28,342	46,821
Total	$40,739	$45,535	$118,659	$186,370
Stock-based compensation expense recognized during the nine months ended September 30, 2024 included $88.9 million of cumulative stock-based compensation expense related to the time-based vesting and settlement of restricted stock units that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with the Company’s initial public offering.
Stock Options
A summary of stock option activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	5,285	$0.83	6.5	$695,689
Granted	-	-
Exercised	(2,334)	0.75
Cancelled and forfeited	(110)	1.66
Outstanding as of September 30, 2025	2,841	$0.86	5.8	$553,750
Vested and Exercisable as of September 30, 2025	2,681	$0.84	5.7	$522,758
As of September 30, 2025, there was approximately $2.0 million of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.7 years, using the straight-line method.
Restricted Stock Units (“RSUs”)
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	13,620	$33.49
Granted	1,773	114.29
Vested	(4,492)	28.81
Cancelled and forfeited	(459)	39.51
Outstanding as of September 30, 2025	10,442	$48.97

As of September 30, 2025, there was $383.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
Performance Stock Units (“PSUs”)
A summary of PSU activity under the 2024 Plan is as follows (in thousands, except per share data):

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	155	$125.28
Granted	7	115.55
Vested	-	-
Cancelled and forfeited	-	-
Outstanding as of September 30, 2025	162	$124.87
As of September 30, 2025, there was $15.5 million of unrecognized stock-based compensation expense related to these PSUs, which is expected to be recognized over a weighted-average period of 3.1 years.

10. Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$91,114	$(7,593)	$174,152	$(108,134)

Shares used in net income (loss) per share computations:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	167,436	156,831	165,365	121,649
Effect of potentially dilutive equivalent shares	13,195	—	13,596	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	180,631	156,831	178,961	121,649

Net income (loss) per share attributable to common stockholders, basic	$0.54	$(0.05)	$1.05	$(0.89)
Net income (loss) per share attributable to common stockholders, diluted	$0.50	$(0.05)	$0.97	$(0.89)
Potentially dilutive securities include dilutive common stock from assumed exercise of stock options, RSUs, Warrants, and Employee Stock Purchase Plan (“ESPP”) shares using the treasury stock method. Under the treasury stock method, potential shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. Anti-dilutive potential shares are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	45	13,513	252	13,513
Stock options	—	7,935	—	7,935
Warrants for Common Stock	—	2,442	—	2,442
ESPP	—	148	—	148
Total	45	24,038	252	24,038

11. Income Taxes
The Company's income tax (benefit) provision recognized for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax (benefit) provision	$(24,252)	$9,609	$(34,914)	$15,654
Effective tax rate	(36.3)%	476.6%	(25.1)%	(16.9)%
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Section 174 of the Internal Revenue Code (reinstating full expensing beginning in 2025) and revisions to international tax regimes. The Company recognized the income tax effect of the OBBBA in its financial statements for the three months ended September 30, 2025. Based on the Company’s elections, U.S. cash taxes are expected to decrease in 2025. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three months ended September 30, 2025 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, which results in current tax benefits.
The effective tax rate for the three months ended September 30, 2024 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code, which results in current tax expense. This is offset by benefits from the foreign-derived intangible income deduction, the excess tax benefits related to equity compensation, and U.S. research and development credits.
The effective tax rate for the nine months ended September 30, 2025 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, which result in current tax benefits.
The effective tax rate for the nine months ended September 30, 2024 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code, which results in current tax expense. This is offset by benefits from the foreign-derived intangible income deduction, the excess tax benefits related to equity compensation, and U.S. research and development credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 14, 2025. As discussed in the section titled “Special Note about Forward-Looking Statements,” this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and included elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K filed with the SEC on February 14, 2025.
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
Today, our connectivity solutions are at the heart of major AI platforms deployed worldwide featuring both commercially available Graphic Processing Units (“GPUs”) and proprietary AI accelerators. We offer our customers four product families across multiple form factors including ICs, boards, and modules. Our products, which include Aries PCIe®/CXL® Smart DSP Retimers, Aries PCIe®/CXL® Smart Cable Modules™, Taurus Ethernet Smart Cable Modules™, Leo CXL Memory Connectivity Controllers, and Scorpio Smart Fabric Switches, are built upon industry standard connectivity protocols such as Peripheral Component Interconnect Express (“PCIe”), Ethernet, and Compute Express Link (“CXL”), to address the growing demand for purpose-built connectivity solutions that solve critical data, network, and memory bottlenecks inherent in cloud and AI infrastructure.
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021, $79.9 million in 2022, and $115.8 million in 2023 to $396.3 million in 2024. Our revenue was $581.9 million for the nine months ended September 30, 2025, driven by a sizable increase in demand for our products. We have made significant investments in the design and development of new products and platform enhancements. Although we have recently recorded quarterly net income, we have not yet achieved profitability on an annual basis.

Summary of Financial Highlights

Our revenue for the three and nine months ended September 30, 2025 increased by 104% and 128%, respectively, compared to the same periods in 2024. The increase for both periods was primarily due to an increase in overall unit shipments driven by higher demand for our Aries, Scorpio, and Taurus products, as well as higher overall average selling prices resulting from an increased mix of hardware modules and Scorpio products.
Gross margin decreased by 150 basis points (“bps”) and 200 bps to 76.2% and 75.7% for the three and nine months ended September 30, 2025, respectively, compared to 77.7% and 77.7%, respectively, for the same periods in 2024. The decrease for both periods was primarily driven by product mix as we shipped more hardware modules.

Operating expenses increased by $23.6 million, or 24%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $23.7 million increase in headcount related expenses resulting from a 79% increase in headcount, a $2.2 million increase in other operating costs to support our business expansion, and a $1.4 million increase in expenses related to our research and development (“R&D”) initiatives. These increases were partially offset by a $5.1 million decrease in non-cash stock-based compensation expense.

Operating expenses increased by $19.9 million, or 6%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $59.7 million increase in headcount related expenses resulting from a 77% increase in headcount, a $13.1 million increase in expenses related to our R&D initiatives, an $8.0 million increase in other operating costs to support our business expansion primarily relating to our new headquarters relocation, a $3.3 million increase in professional services fees, and a $1.6 million increase in depreciation and amortization expenses. The increase was partially offset by a $67.7 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our initial public offering (“IPO”) in the prior period.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Revenue	$230,575	$113,086	$117,489	104%	$581,942	$255,194	$326,748	128%
Total revenue increased $117.5 million, or 104%, and $326.7 million, or 128%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to an increase in overall unit shipments driven by higher demand for our Aries, Scorpio, and Taurus products, as well as higher overall average selling prices resulting from an increased mix of hardware modules and Scorpio products.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages and bps)
Cost of revenue	$54,763	$25,209	$29,554	117%	$141,156	$56,943	$84,213	148%
Gross profit	175,812	87,877	87,935	100%	440,786	198,251	242,535	122%
Gross margin	76.2%	77.7%	(150) bps		75.7%	77.7%	(200) bps

Total cost of revenue increased $29.6 million, or 117%, and $84.2 million, or 148%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to higher overall unit shipments and a shift in product mix, resulting from an increased mix of hardware modules and Scorpio products.
Gross margin decreased 150 bps to 76.2% for the three months ended September 30, 2025 compared to 77.7% for the same period in 2024. Gross margin decreased 200 bps to 75.7% for the nine months ended September 30, 2025 compared to 77.7% for the same period in 2024. The decrease for both periods was primarily driven by product mix as we shipped more hardware modules.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Research and development	$78,928	$50,659	$28,269	56%	$210,206	$144,306	$65,900	46%
Percentage of revenue	34%	45%			36%	57%
Research and development expense increased $28.3 million, or 56%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to a $25.8 million increase in personnel-related costs including $7.1 million of non-cash stock-based compensation expenses resulting from a 104% increase in headcount.
Research and development expense increased $65.9 million, or 46%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to a $46.1 million increase in personnel-related costs including $1.1 million of non-cash stock-based compensation expenses resulting from a 99% increase in headcount, a $12.1 million increase in overall spending to support our R&D initiatives, and a $4.4 million increase in other operating costs to support our business expansion.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Sales and marketing	$19,359	$23,248	$(3,889)	(17)%	$59,670	$100,834	$(41,164)	(41)%
Percentage of revenue	8%	21%			10%	40%
Sales and marketing expense decreased $3.9 million, or 17%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $6.8 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs granted prior to our IPO. The decrease was partially offset by a $2.6 million increase in personnel-related expenses resulting from a 25% increase in headcount.
Sales and marketing expense decreased $41.2 million, or 41%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $50.3 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by a $7.5 million increase in personnel-related expenses resulting from a 25% increase in headcount.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
General and administrative	$22,119	$22,866	$(747)	(3)%	$64,445	$69,321	$(4,876)	(7)%
Percentage of revenue	10%	20%			11%	27%
General and administrative expense decreased $0.7 million, or 3%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $5.3 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs granted prior to our IPO. The decrease was partially offset by a $2.4 million increase in personnel-related expenses resulting from a 43% increase in headcount, a $1.2 million increase in professional services fees associated with the continued development of our public company infrastructure, and a $0.7 million increase in other operating costs to support our business expansion.
General and administrative expense decreased $4.9 million, or 7%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $18.5 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs following the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by a $7.3 million increase in personnel-related expenses resulting from a 55% increase in headcount, a $3.4 million increase in other operating costs to support our business expansion primarily related to our new headquarters relocation, and a $2.3 million increase in professional services fees associated with the continued development of our public company infrastructure.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Interest income	$11,456	$10,912	$544	5%	$32,773	$23,730	$9,043	38%
For the three months ended September 30, 2025, interest income increased $0.5 million, or 5%, compared to the same period in 2024. The increase was primarily due to higher average balances of short-term investments and cash equivalents as a result of cash flow from operations.
For the nine months ended September 30, 2025, interest income increased $9.0 million, or 38%, compared to the same period in 2024. The increase was primarily due to higher average balances of short-term investments and cash equivalents as a result of our IPO in the prior period and cash flow from operations.
Income Tax (Benefit) Provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Income tax (benefit) provision	$(24,252)	$9,609	$(33,861)	(352)%	$(34,914)	$15,654	$(50,568)	(323)%
The benefit from income tax increased $33.9 million, or 352%, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to excess tax benefits related to equity compensation. The increase was partially offset by the decreased foreign-derived intangible income deduction and U.S. research and development credits from indirect effects of the One Big Beautiful Bill Act ("OBBBA"), which was signed into law by the President on July 4, 2025.

The benefit from income tax increased $50.6 million, or 323%, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to excess tax benefits related to equity compensation. The increase was partially offset by the decreased foreign-derived intangible income deduction and U.S. research and development credits from indirect effects of the OBBBA.
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
A reconciliation of our GAAP gross profit and gross margin, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
GAAP gross profit	$175,812	$87,877	$440,786	$198,251
Stock-based compensation expense upon IPO (1)	—	—	—	516
Stock-based compensation expense	379	102	694	198
Non-GAAP gross profit	$176,191	$87,979	$441,480	$198,965

GAAP gross margin	76.2%	77.7%	75.7%	77.7%
Stock-based compensation expense upon IPO (1)	—	—	—	0.2
Stock-based compensation expense	0.2	0.1	0.1	0.1
Non-GAAP gross margin (2)	76.4%	77.8%	75.9%	78.0%
(1) Stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.

(2) Total may not sum due to rounding.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as operating income (loss) presented in accordance with GAAP, adjusted to exclude stock-based compensation expenses, and employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with the IPO. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We have presented non-GAAP operating income and non-GAAP operating margin because we consider them useful metrics for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of stock-based compensation expense, and employer payroll taxes related to the time-based vesting and net settlement of RSUs in connection with our IPO, a charge that can vary from period to period for reasons that are unrelated to our core operating performance. These metrics also provide investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.
A reconciliation of our GAAP operating income (loss) and operating margin, the most directly comparable GAAP financial measure, to non-GAAP operating income and non-GAAP operating margin is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
GAAP operating income (loss)	$55,406	$(8,896)	$106,465	$(116,210)
Stock-based compensation expense upon IPO (1)	—	—	—	88,873
Stock-based compensation expense	40,739	45,535	118,659	97,497
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	—	1,072
Non-GAAP operating income	$96,145	$36,639	$225,124	$71,232

GAAP operating margin	24.0%	(7.9)%	18.3%	(45.5)%
Stock-based compensation expense upon IPO (1)	—	—	—	34.8
Stock-based compensation expense	17.7	40.3	20.4	38.2
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	—	0.4
Non-GAAP operating margin	41.7%	32.4%	38.7%	27.9%
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

A reconciliation of our GAAP net income (loss), the most directly comparable GAAP financial measure, to our non-GAAP net income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
GAAP net income (loss)	$91,114	$(7,593)	$174,152	$(108,134)
Stock-based compensation expense upon IPO (1)	—	—	—	88,873
Stock-based compensation expense	40,739	45,535	118,659	97,497
Employer payroll tax related to stock-based compensation from IPO (2)	—	—	—	1,072
Income tax effect (3)	(43,627)	2,340	(66,935)	(2,471)
Non-GAAP net income	$88,226	$40,282	$225,876	$76,837
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
(3) Income tax effect is calculated based on the tax laws in the jurisdictions in which we operate and is calculated to exclude the impact of stock-based compensation expense and one-off discrete tax adjustments that are unrelated to our core operating performance. We no longer maintain valuation allowance for non-GAAP purposes due to our profitability on a non-GAAP basis. For the three months ended September 30, 2025 and 2024, the non-GAAP tax rate was approximately 18% and 15%, respectively. For the nine months ended September 30, 2025 and 2024, the non-GAAP tax rate was approximately 12% and 19%, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from equity issuances including net proceeds from our IPO, and cash generated from the sale of our products. As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $1,134.4 million. Our principal use of cash is to fund our operations, invest in research and development, fund production equipment capital expenditures, and to support our overall growth.
While we have generated $224.0 million in cash flow from operating activities for the nine months ended September 30, 2025, in prior years we generated significant losses from operations and negative cash flows from operating activities as reflected in our accumulated deficit of $34.6 million as of September 30, 2025. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production equipment, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$224,041	$96,973	$127,068
Net cash used in investing activities	$(168,678)	$(666,141)	$497,463
Net cash provided by financing activities	$6,075	$650,187	$(644,112)
Change in Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 was $224.0 million, compared to $97.0 million for the comparable period in 2024. The $127.1 million increase in operating cash inflows was a result of a $282.3 million increase in net income, partially offset by both unfavorable change of $90.9 million from changes in operating assets and liabilities and lower non-cash charges of $64.4 million, primarily due to a $67.7 million decrease in stock-based compensation expense, partially offset by increased warrants contra revenue of $3.1 million. The $90.9 million of unfavorable changes in operating assets and liabilities was predominantly attributable to (i) a $51.8 million increase in the changes of the prepaid expenses and other assets primarily due to a higher income tax receivable from excess of tax benefits related to equity compensation and prepayment for a research and development vendor, (ii) a $44.5 million in unfavorable changes in accounts payables and accrued other liabilities primarily due to the timing of payments, and (iii) a $5.8 million increase in inventory primarily due to build up for anticipated demand. These unfavorable changes were partially offset by favorable changes of $13.0 million in accounts receivable due to higher product sales and the timing of customer payments.
Change in Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $168.7 million, compared to $666.1 million for the comparable period in 2024. The $497.5 million decrease in cash used in investing activities was primarily due to a $437.5 million increase in proceeds from sales and maturities of marketable securities, and a $60.5 million decrease in purchases of marketable securities.
Change in Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $6.1 million, compared to $650.2 million for the comparable period in 2024. The $644.1 million decrease in cash provided by financing activities was primarily due to a decrease of $667.4 million related to proceeds received from the IPO net of underwriting discounts and commissions and deferred offering costs, partially offset by a $20.1 million increase in tax withholding related to net share settlement of RSUs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk and foreign currency exchange risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there have been no material changes to the interest rate and foreign currency exchange risk described as of December 31, 2024.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025, which was the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level.

Notwithstanding these identified material weaknesses, management, including our principal executive officer and principal financial and accounting officer, believes that the interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for the periods presented in conformity with GAAP.

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

Remediation Efforts to Address Previously Identified Material Weaknesses

We are taking steps to remediate these previously identified material weaknesses through the design and implementation of business processes and IT general controls. We are reviewing our business processes and IT processes to design and implement internal controls consistent with the principles of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to address the risks of material misstatement. We are in the process of establishing a risk assessment process, including a monitoring function over internal control over financial reporting, including internal audit, to evaluate and enhance internal controls consistent with the COSO framework and the requirements of a public company. We are in the process of implementing and operating an appropriate set of IT general controls covering all financially significant systems, which includes controls covering security administration, segregation of duties, computer operations, system implementations, change management, and complementary user entity controls for hosted systems.

Management is actively engaged in remediating the identified material weaknesses. Actions taken as of September 30, 2025, include, but are not limited to:
•engaging with external consultants with extensive Sarbanes-Oxley Act experience;
•establishing a qualitative and quantitative risk assessment process;
•designing and implementing controls related to the formalization of our accounting policies and procedures and financial reporting;
•hiring additional staff and implementing accounting processes to enhance segregation of duties of accounting and IT processes responsibilities;
•enhancing the design of controls over user access and change log reviews and of controls over the review of Service Organization Control reports for significant in-scope SOX applications upon which we rely for internal control over financial reporting;
•designing and implementing controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries;
•formalizing the assessment of the relevant information and data used in key controls, including a plan to design and implement controls to incorporate the review of the accuracy and completeness of such items; and

•forming a Disclosure Committee, which has oversight responsibility for the accuracy and timeliness of quarterly disclosures made by us through controls and procedures and the monitoring of their integrity and effectiveness.

We believe we have made progress to date in implementing our remediation plan, but the material weaknesses will not be considered remediated until the controls have operated effectively for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses remain unremediated as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts disclosed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

Our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing, timing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report as described in the table below:

Name	Title	Action	Date	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date (2)
Michael Hurlston	Director	Termination	8/8/2025 (3)	Rule 10b5-1 Trading Arrangement	77,453	11/21/2025

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

(3) Trading arrangement was originally adopted on August 28, 2024.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERA LABS, INC.

Date: November 4, 2025	By:	/s/ Michael Tate
	Name:	Michael Tate
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)