Form 10-K
period 2025-12-31
Astera Labs, Inc.
filed 2026-02-20
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☒ No ☐
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
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
☒
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of $90.42 per share of the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Stock Market LLC on such date, was $13.2 billion.

On January 31, 2026, there were 170,214,503 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10‑K, including statements regarding our strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipated,” “believes,” “budget,” “can,” “certain,” “committed,” “continue,” “could,” “designed,” “estimates,” “expect,” “future,” “growing,” “indicative,” “intended,” “may,” “mission,” “opportunities,” “plan,” “position,” “potential,” “predict,” “probable,” “projections,” “scheduled,” “should,” “to be,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements include, but are not limited to, statements relating to our business plans, strategies, market or investment opportunities, platform, products and services, including future investments therein and anticipated benefits therefrom; demand; our future financial or operating performance and growth (such as revenue, gross profit and margins, expenses, income (losses) and other operating results); our future cash flows, expenditures, requirements, uses, sufficiency and funding sources; our accounting practices and policies (including the impacts associated with them and accounting pronouncements, estimates, accruals, amortizations, commitments/contingencies, warrant vesting, the period over which expenses are expected to be realized and non-GAAP financial measures); our taxes; our personnel and operations; our disclosure and internal controls, procedures and remediation efforts; our lease terms, including any renewal and future payments; our risk factors; our merger and acquisition activities; and our legal and compliance matters such as legal proceedings and 10b5-1 trading arrangements.
We may not actually achieve the plans, intentions, expectations or events disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors described under the heading “Risk Factors” included in this Annual Report on Form 10‑K. The following include some, but not all, of the factors that could cause the outcome of the events described in our forward-looking statements to differ from those anticipated:

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
•adverse changes in the political, regulatory, and economic policies of governments, including in connection with trade restrictions and export controls with respect to China and Chinese customers;
•our ability to hire and retain skilled personnel and senior management team members;
•cybersecurity risks;
•warranty claims or product liability claims;
•litigation and other legal proceedings, including related to patents or other intellectual property;
•our ability to successfully integrate and to realize anticipated benefits or synergies, on a timely basis or at all, in connection with our past, current, or any future acquisitions, divestitures, significant investments, joint ventures or strategic transactions;
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
•our reliance on third-party technologies for product development and future ability to use such technologies; and
•global financial and economic conditions and geopolitical events, including fluctuating interest, inflation, foreign currency and unemployment rates, economic slowdowns or recessions, or financial market volatility, including as a result of, among other factors, the ongoing Russia and Ukraine war, the Middle East conflict, announced or future tariff increases and export controls between the U.S. and China, international tensions or instability, significant changes in governmental policies or similar events.
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
Today, our connectivity solutions are at the heart of major AI platforms deployed worldwide featuring both commercially available Graphic Processing Units (“GPUs”) and proprietary AI accelerators. We offer our customers four product families across multiple form factors including ICs, boards, and modules, shipping millions of devices across leading hyperscalers. Our products, which include Aries PCIe®/CXL® Smart DSP Retimers, Aries PCIe®/CXL® Smart Cable Modules™, Taurus Ethernet Smart Cable Modules™, Leo CXL Memory Connectivity Controllers, and Scorpio Smart Fabric Switches are built upon industry standard connectivity protocols such as Peripheral Component Interconnect Express (“PCIe”), Ethernet, and Compute Express Link (“CXL”) to address the growing demand for purpose-built connectivity solutions that solve critical data, network, and memory bottlenecks inherent in cloud and AI infrastructure.
Industry Overview
Astera Labs is a global semiconductor company that provides hardware and software solutions for AI and cloud infrastructure applications to solve data, memory, and networking bottlenecks. We believe we are well-positioned to benefit from the AI and cloud infrastructures positive trends by addressing the industry’s next generation of connectivity challenges driven by increasing speed requirements and system complexity. Several of these trends and challenges include the rapid global adoption of cloud computing, which has led to increasing demand for compute-intensive AI workloads that are truly optimized only when deployed at cloud scale; increasing use of AI and increasingly larger and more complex AI workloads, and the need for purpose-built connectivity solutions that connect GPUs and other AI accelerators with each other directly or between servers to unleash AI accelerators’ full potential at cloud scale and solve critical data, network, and memory bottlenecks.
Our Products and Solutions
In recent years, we have successfully introduced four revenue-generating product families across multiple form factors including ICs, boards, and modules that are built upon our software-defined IC architecture. Additionally, we have developed a software suite that is embedded in our connectivity products and integrated into our customers’ systems.
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

Taurus Ethernet Smart Cable Modules™. Our Taurus products are hardware modules based on our Taurus ICs that increase network connectivity bandwidth between servers and switches over copper media. Taurus modules incorporate our COSMOS software suite and extend Ethernet signaling reach at higher data rates, providing cost-effective, rack-level network connectivity for cloud and AI infrastructure, removing rack-level Ethernet connectivity bottlenecks.
Leo CXL Memory Connectivity Controllers. Our Leo products allow our customers to overcome processor memory bandwidth bottlenecks and capacity limitations, while leveraging our COSMOS software suite’s built-in memory management and deep diagnostic capabilities. Leo ICs and boards enable expanding, sharing, and pooling of industry standard DRAM memory over high-speed serial links to support memory-intensive workloads running on AI accelerators and CPUs.
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
Our software suite provides three distinct capabilities to our customers that include Link Management, Fleet Management, and Reliability, Availability, Serviceability (“RAS”).
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
Our customers are defined as our end customers, our end customers’ manufacturing partners, and our distributors. When the context requires, we may use “end customers,” which are primarily hyperscalers and System OEMs, to distinguish from our end customers’ manufacturing partners and our distributors. When used in our audited consolidated financial statements included in Part II, Item 8 of this Annual Report, “customers” refers to parties we directly invoice for products or services, which primarily include our end customers’ manufacturing partners and our distributors.
Sales and Marketing
Our sales and marketing strategy is to maintain a deep understanding of our customers’ needs and to design products that are specifically tailored to each customer’s unique requirements. Our deep market knowledge, successful execution track record, and customer trust allow us to identify opportunities for new product design wins as well as for our product roadmap.
We focus our sales and marketing efforts on hyperscalers, leading AI accelerator vendors, and system OEMs. The universe of available end customers in our industry is small and concentrated, and as a result, it is very important to our success that we maintain strong and collaborative relationships with the end customers in our industry. For example, in

2025, our top three end customers represented an aggregate of approximately 86% of our revenue. Our arrangements with our customers are typically effected via purchase orders for specific products. These purchase orders dictate the material terms of the arrangement, such as purchase price, purchase quantity, delivery date, and delivery destination.
We primarily sell our products to distributors and our end customers’ manufacturing partners, whom are primarily located in North America and Asia. Once sold, our products are typically incorporated into hyperscaler, leading AI accelerator vendor, and OEM systems. These systems are deployed in data center infrastructure around the world. Because of the global deployment of our products, we maintain a field applications engineering (“FAE”) team, which provides customers with on-site technical resources as required. Our FAE teams are located near customer research and development sites in North America and Asia, including Israel. Our field teams are internally supported by product applications engineers, marketing, and business development teams in North America and Asia, including Israel.
Manufacturing and Suppliers
We use third parties to manufacture our products, which include ICs, boards, and modules. The manufacturing process is subject to extensive testing and verification. We use a fabless manufacturing model and partner with TSMC to fabricate all of our ICs. We use Advanced Semiconductor Engineering and Amkor Technologies to assemble, package, and test our ICs. We also rely on a small, limited number of other manufacturing partners for our modules, boards, and IC substrates.
We are committed to supplying the highest quality devices to meet the most stringent demands of the world’s largest hyperscalers. As a result, our supply chain is optimized for quality and for rapid high-volume increases in production.
It is important that our products meet and exceed the Joint Electron Device Engineering Council (“JEDEC”) specifications that define the methodology for reliability testing and qualification of electrical components. Our quality management includes high production test coverage and full product traceability. We have a dedicated quality team, which allows us to continuously monitor our customers’ feedback and improve our product quality by incorporating that feedback into our designs. Our partners and suppliers are committed to complying with Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”), Restriction of Hazardous Substances Directive (“RoHS”), and industry standards. We are focused on sourcing components and materials that lessen our environmental footprint.
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
Our research and development efforts focus on connectivity infrastructure for high-performance data center applications. We have committed, and intend to continue to commit, significant financial and other resources to technology and product innovation and development. We invest heavily in a global team of highly skilled engineers, with dedicated research and development offices in United States, Canada, Germany, India, Israel, Singapore, and Vietnam.
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
As of December 31, 2025, we owned 26 issued patents and 35 pending patent applications in the United States, and one issued patent and five pending patent applications in foreign jurisdictions. Our issued patents and pending patent applications generally relate to interconnect and memory control technology, and printed circuit board and package designs. These issued patents, and any patents granted from our pending patent applications, are expected to expire between 2039 and 2044, without taking potential patent term extensions or adjustments into account. We routinely review our development efforts to assess the existence and patentability of new inventions.

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
We also protect our brand through common law trademark protections and trademark registrations. As of December 31, 2025, we owned trademark registrations for “ASTERA LABS” in the United States, European Union, Japan, Singapore, Taiwan, United Kingdom, and Vietnam. We also have related foreign trademark applications that are pending.
Competition
We offer a differentiated and holistic Intelligent Connectivity Platform purpose-built for cloud and AI infrastructure workloads. Our competitors typically compete with us with respect to some, but not all, of our solutions. Our principal competitors include Broadcom, Inc., Credo Technology Group Holding Ltd., Marvell Technology, Inc., Microchip Technology Inc., Montage Technology, Parade Technologies, Ltd., and Rambus, Inc.
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
Human Capital
As of December 31, 2025, we had a total of 756 full-time employees globally, with 527 in North America, 208 in Asia, and 21 in Europe. We also supplement our workforce with additional contractors and consultants.
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
Government Regulation

We are subject to the laws and regulations of various jurisdictions and governmental agencies affecting our operations and the sale of our products in areas including, but not limited to: intellectual property; tax; import and export requirements; anti-corruption; economic and trade sanctions; national security and foreign investment; foreign exchange controls and cash repatriation restrictions; data privacy and security requirements (such as the California Consumer Privacy Act of 2018 (the “CCPA”) and the European Union General Data Protection Regulation with respect to the European Economic Area, and the United Kingdom (“UK”) General Data Protection Regulation, with respect to the UK, (collectively, the “GDPR”)); competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. To date, costs and accruals incurred to comply with these governmental regulations have not been material to our capital expenditures and results of operations. Although there is no assurance that existing or future governmental laws and regulations applicable to our operations and the sale of our products will not have a material adverse effect on our capital expenditures, results of operations, and competitive position, we do not currently anticipate material expenditures for government regulations. Nonetheless, we believe that significant changes in global trade regulations could potentially have a material impact on our business.
As a global company, the import and export of our products and technology are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. The scope, nature, and severity of such controls vary widely across different countries and may change frequently over time. Such laws, rules, and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals. For example, the U.S. Department of Commerce continues to add Chinese firms to the Entity List. These export restrictions, which would require that we obtain licenses from the U.S. Department of Commerce to allow us to export products to such listed firms, will likely limit or prevent us from doing business with certain potential customers or potential suppliers. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions between the United States and other countries, particularly China, could limit our ability to conduct business globally.
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
•We have a limited history of generating net income, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not maintain profitability in the future;
•We have rapidly grown as a business in dynamic and rapidly evolving markets, and we may have difficulty accurately predicting our future revenue for the purpose of appropriately budgeting and adjusting our expenses;
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
•Our customers require our products and our third-party manufacturing partners to undergo a lengthy and expensive qualification process, which does not assure volume product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer;
•Pricing for the current generation of our existing products often decreases over time, which could negatively impact our revenue and gross margins;
•We may pursue acquisitions, investments, joint ventures, and dispositions, which could adversely affect our results of operations, and any acquisitions we do make could disrupt our business and harm our financial condition;
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
•Our business would be adversely affected by the departure of existing members of our senior management team;
•Cybersecurity risks, including cyber-attacks, cybersecurity incidents, data breaches, and system vulnerabilities could adversely affect our business and disrupt our operations;
•We may be subject to warranty claims and product liability;
•Litigation and other legal proceedings may adversely affect our business;
•Our business, financial condition, and results of operations could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which we conduct business;
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
We have experienced significant growth in a short period of time. Our revenue increased from $115.8 million for the year ended December 31, 2023 to $396.3 million for the year ended December 31, 2024 to $852.5 million for the year ended December 31, 2025. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer, and our stock price could decline.
To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•recruit, hire, onboard / integrate, train, and manage additional qualified personnel for our research and development activities;
•continue to make significant investments in our new and existing products;
•add additional sales personnel; and
•continue implementing and improving our administrative, financial and operational systems, procedures, and controls.
If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products, and we may fail to satisfy customer requirements, maintain product quality, execute our business plan, or respond to competitive pressures.
We have a limited history of generating net income, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not maintain profitability in the future.
We have a limited history of generating net income. We recorded net income of $219.1 million and incurred net losses of $83.4 million and $26.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 2024 and 2023, we had retained earnings of $10.3 million and accumulated deficits of $208.8 million and $125.4 million, respectively. Our historical losses and accumulated deficits were a result of the substantial investments we have made to grow our business. We expect our costs will continue to increase over time and our losses may continue if such increases in costs are not more than fully offset by increases in our revenue. We expect to continue to invest significant additional funds in expanding our business and research and development activities as we continue to develop new products. We have experienced and expect to continue to incur additional general and administrative expenses as a result of our growth and increased costs to support our operations as a public company. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth.
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
We have rapidly grown as a business in dynamic and rapidly evolving markets, and we may have difficulty accurately predicting our future revenue for the purpose of appropriately budgeting and adjusting our expenses.
We have a rapidly growing business, a dynamic and rapidly evolving market in which we sell our products, our dependence on a limited number of customers, as well as numerous other factors beyond our control, could impede our ability to forecast quarterly and annual revenue accurately. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other challenges, any of which could make it difficult for us to maintain profitability and could increase the volatility of the market price of our common stock.
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
Products for our target markets are based on industry standards that are continually evolving, and industry standards are often developed and promoted by larger companies who are industry leaders and provide other components of the systems into which our products are incorporated. In choosing products to develop, we also make certain assumptions about which industry standards we believe will be adopted by industry leaders. For example, CXL connectivity solutions and UALinkTM are in the early stages of market adoption. If our assumptions are incorrect, and larger companies do not support the same industry standards that we do, or if competing standards emerge, it could be difficult for our products to meet the requirements of certain customers. As a result, if we fail to introduce new products or new generations of our existing products that meet prevailing industry standards and the needs of our customers, or penetrate new markets in a timely fashion, and our designs do not gain acceptance, we will likely lose market share and our competitive position, potentially on an extended basis, and our operating results will be adversely affected.
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
A substantial portion of our revenue is driven by a limited number of end customers. In 2025, one end customer represented more than 70% of our revenue; the top three end customers represented an aggregate of approximately 86% of our revenue. Our distributors and end customers’ manufacturing partners provide us with information in their purchase orders about which end customer will receive the products purchased. This data allows us to estimate the portion of our revenue that is due to specific end customer demand. We anticipate that we will continue to be dependent on a limited number of end customers for a significant portion of our revenue in the future, and in some cases, the portion of our revenue attributable to certain end customers may increase in the future. However, we may not be able to maintain or increase sales to certain of our top end customers for a variety of reasons, including the following:
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
The resources devoted to product development and sales and marketing may not generate material revenue for us, and we have needed in the past, and may need in the future, to write off excess and obsolete inventory if we have produced a product in excess of forecasted demand that does not materialize. If we incur significant expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected.
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
Additionally, we expect to see increasing government and supranational legislation and regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. For example, the EU’s Artificial Intelligence Act (“EU AI Act”), entered into force in August 2024 and, with some exceptions, becomes effective 24 months thereafter. As enacted, the EU AI Act imposes significant obligations on providers and deployers of high risk AI systems and general purpose AI models and encourages providers and deployers to account for EU ethical principles when developing and using AI technology. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines. If we develop or use AI systems that are governed by the EU AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. In addition, we may become subject to similar or additional legislation or requirements in the United States or other jurisdictions, as well as evolving regulatory guidance and enforcement under existing laws.
The AI regulatory environment is increasingly complex and uncertain. For example, in the United States, states have advanced, and in some cases passed, laws focusing on AI, while the federal government has pursued a deregulatory agenda. Significant resources will be required to design, develop, test and maintain our products to help ensure that AI is implemented and deployed in accordance with applicable law and regulation and in a manner intended to comply with applicable laws and regulations and mitigate foreseeable risks. Our customers may also become subject to such existing or upcoming AI laws and regulations, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers’ AI systems, and may adversely affect our business, financial condition, and results of operations. In addition, uncertainty regarding the direction of AI regulation may affect customers’ adoption of AI, which could adversely affect our business.
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
Our third-party manufacturing partners and distributors, and the majority of our revenue, are concentrated primarily in Singapore, China, Taiwan, South Korea, and other countries, areas that are or may be subject to geopolitical uncertainty, trade disputes and restrictions, environmental disasters, and other risks. Any disruption to the operations of these manufacturing partners or distributors could cause significant delays in the production or shipment of our products and impact our financial condition.
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
In addition, our dependence on our relationship with our third-party manufacturing partners or distributors may be affected by changes in governmental policies, taxation, rising inflation or interest rates, social instability, geopolitical conflicts and tensions, and diplomatic and social developments, which are outside of our control. The occurrence of such events may have an adverse impact because the majority of our revenue derives from sales into East Asia. For example, since 1949, Taiwan and mainland China have been separately governed. Although significant economic and cultural relations have been established between Taiwan and mainland China in the past few years, past developments in relations between Taiwan and mainland China have on occasion depressed the market prices of the securities of companies doing business in Taiwan, and may depress the price of our common stock. Additionally, trade tensions between the United States and China may lead to restrictions on our ability to use our third-party manufacturing partners or distributors located in China may impose restrictions such that our use of such manufacturing partners or distributors may no longer be practical or on terms favorable to us. Further, continued or heightened tension between South Korea and North Korea, an outbreak in military hostilities, or other actions or occurrences could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, testing, or distribution from the affected contractor to another third-party.
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
If any of these events, or other macroeconomic trends, should cause a prolonged disruption of operations that impact our third-party manufacturing partners, we may see operational downtimes or operation at reduced capacities, preventing us from completing our operations or production in a timely manner, leading to loss of business volume and reduced productivity or profitability, which could have a material adverse effect on our business, financial conditions, and results of operations. Given the concentration of chip manufacturing in Taiwan and other parts of East Asia, as well as the other risks described herein, we may not be able to obtain alternate service or materials quickly and on favorable terms, if at all. Any unplanned production downtime or other operational problems and delays, if significant, could have a material adverse effect on our business, financial condition, and results of operations.
Our customers require our products and our third-party manufacturing partners to undergo a lengthy and expensive qualification process, which does not assure volume product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.
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
The industry in which we compete is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and new delivery methods. In addition, the fabrication of semiconductor products has transitioned over time to increasingly smaller line width geometries, and failure to successfully transition to product designs utilizing smaller geometry process nodes could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development and often well ahead of the anticipated product revenue. For the years ended December 31, 2025 and 2024, research and developments expenses were $304.0 million and $200.8 million, respectively. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies or industry standards that we do not support become widely accepted, demand for our products may be reduced. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
In addition, we maintain an inventory of our products at various stages of production and in finished goods inventory. We hold these inventories in anticipation of customer orders. If those customer orders do not materialize in a timely manner, we may have excess or obsolete inventory, which we would have to reserve or write-down, and our gross margins would be adversely affected. In addition, for customers that we issue warrants, we recognize the related grant date fair value of the warrants as a reduction of revenue for each sales transaction in proportion to total expected cumulative sales volume resulting in achievement of the vesting conditions, which reduces the reported gross profit and gross margin in the periods the related revenue is recognized. The timing and magnitude of these charges may vary and could cause fluctuations in our reported gross margins and results of operations.
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
We may pursue acquisitions, investments, joint ventures, and dispositions, which could adversely affect our results of operations, and any acquisitions we do make could disrupt our business and harm our financial condition.
Our growth strategy includes acquiring businesses and/or assets that offer complementary products, services, and technologies, enhance our market coverage or technological capabilities or enable us to increase the number of engineering employees.
We have in the past, and may in the future choose to acquire or make investments in companies, businesses and/or assets that are complementary to our business, including for the purpose of expanding our new product design capacity, introducing new design, market, or application skills, enhancing, and expanding our existing product lines or grow the number of engineers. We cannot forecast the number, timing or size of future investments or acquisitions, or the effect that any such investments or acquisitions might have on our operating or financial results.
Any investments, joint ventures or acquisitions we may undertake and their integration involve risks and uncertainties, such as:
•unexpected delays, challenges and related expenses, and disruption of our business;
•diversion of management’s attention from daily operations and the pursuit of other opportunities;
•incurring significant restructuring charges and amortization expense, assuming liabilities (some of which may be unexpected) and ongoing or new lawsuits, potential impairment of acquired goodwill, acquired in-process research and development charges and other intangible assets, amortization expense, and increasing our expenses and working capital requirements;

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
•difficulties integrating the acquired assets, business or company and in managing and retaining acquired employees, third-party manufacturing partners, and customers; and
•inaccuracies in our original estimates and assumptions used to assess a transaction, which may result in us not realizing the expected financial or strategic benefits of any such transaction.
In addition, current and future changes to the U.S. and foreign regulatory approval process and requirements related to investments or acquisitions may cause approvals to take longer than anticipated, not be forthcoming or contain burdensome conditions, which may prevent the transaction or jeopardize, delay or reduce the anticipated benefits of the transaction, and impede the execution of our business strategy.
From time to time, we may also seek to divest or wind down assets or portions of our business, either acquired or otherwise, any of which could materially affect our cash flows and results of operations. Such dispositions involve risks and uncertainties, including our ability to sell such assets or businesses on terms acceptable to us, or at all, disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions. In addition, dispositions may include the transfer of technology and/or the licensing of certain intellectual property rights to third parties, which could limit our ability to utilize such intellectual property rights or assert these rights against such third parties.
If we are unable to accurately predict end customer demand, or if our distributors or end customers’ manufacturing partners cancel or change their orders, we may hold excess or obsolete inventory, which would reduce our gross margins and may damage our relationships with our customers.
Our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by the purchasing decisions of our end customers. Due to the inability to predict demand or other reasons, some of our distributors and end customers’ manufacturing partners may accumulate excess inventories and, as a consequence, defer purchases of our products. For example, in the first quarter of 2023 we had a $9.7 million charge to write down inventory in excess of our sales forecast for a legacy customer system. Anticipating demand is difficult because our end customers face unpredictable demand for their own products and/or deployment of their own systems. If we overestimate end customer demand, or end customer demand is otherwise impacted by other factors impacting our assumptions, we might produce significant excess inventory and consequently inventory write-off, which would reduce our gross margin and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we may miss revenue opportunities, potentially lose market share and damage our customer relationships. In addition, as an increasing number of our products are being incorporated into end customer systems, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast end customer demand.
We generally do not maintain long-term supply contracts with our third-party manufacturing partners, and any disruption in our supply of products could have a material adverse effect on our business, financial condition, and results of operations.
We generally do not have long-term contracts with our third-party manufacturing partners that require them to supply manufacturing capacity, materials, or services, and substantially all of our purchases are on a purchase order basis. We place orders with our third-party manufacturing partners for manufacturing, assembling, and testing our products and purchasing components that are integrated into our products according to our estimates of customer demand many months prior to the anticipated delivery date to our customer. This process requires us to make multiple demand forecast assumptions with respect to our customers’ demands in advance of actual purchase orders, each of which may introduce error into our estimates. In addition, while many of our customers are subject to purchase orders or other agreements that do not allow for cancellation without penalty within a certain number of days before the estimated ship date, there can be no assurance that these customers will honor these contract terms, and any cancellation of these orders may adversely affect our business operations and demand forecast, which is the basis for us to have products made.
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
Our products may contain defects when they are first introduced or as new versions or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products, contain defects, bugs, vulnerabilities, or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds or resolve the issues in a timely manner. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment of a new product, we may be required to incur additional development costs, as well as costs to repair or replace our products, and expense previously capitalized production equipment costs, all of which could materially adversely affect our reputation, business, results of operations, and/or financial condition.
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
Regulatory activity, such as tariffs, export controls, economic sanctions, and restrictions on investment and data transfers as well as vigorous enforcement of U.S. export controls and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to our customers in China, which has in the past and may continue to harm our results of operations, reputation, and financial condition. Due to the U.S. government restricting sales to certain customers in China, sales to some of our customers may require licenses in order for us to export our products; however, there can be no assurances that requests for licenses will be approved by the U.S. government. Further, augmentation of restricted or prohibited persons lists maintained by the U.S. government could reduce our ability to sell to certain customers. Fluid tariff policies of both the U.S. and Chinese governments may reduce demand for our products and could increase input costs. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. Additionally, the Chinese government adopted a law with respect to unreliable suppliers. Any designation as an unreliable supplier may have an adverse impact on our business and operations. Recent U.S. government restrictions on investments into China by U.S. persons and regarding access by Chinese persons to certain personal data relating to U.S. persons could hinder our Chinese operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers’ systems may also be impacted by export restrictions.
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
Further, any upturn in the semiconductor industry could result in increased competition for access to third-party manufacturing partners. We are dependent on the availability of this capacity to manufacture and assemble our products, and our third-party manufacturing partners have not provided assurances that adequate capacity will be available to us in the future.
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
We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting. Although these material weaknesses have been remediated, if we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could harm our business and negatively impact the value of our common stock.
We are subject to Section 404(a) and (b) of the Sarbanes-Oxley Act, which requires us to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. In addition, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Maintaining effective disclosure controls and procedures and effective internal controls over financial reporting are necessary for us to produce reliable financial statements and disclosure reports. While we have remediated previously identified material weaknesses, we cannot assure you that additional material weaknesses will not arise in the future, particularly as we continue to scale our operations, integrate new systems and processes such as a new enterprise resource planning system, and as certain of our foreign subsidiaries, which historically have not been subject to full SOX‑based testing due to their size and scope, grow or otherwise become material and require expanded internal control design, documentation, and testing. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.
We have designed and implemented new controls and measures to remediate our previously identified material weaknesses, and these measures may not be sufficient to avoid the identification of additional material weaknesses in the future. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market (“Nasdaq”).
In addition, we have relatively limited experience implementing the systems and controls that are necessary to operate as a public company. If these new systems or controls and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post- implementation issues that may arise.
As a result, any failure to maintain effective internal control over financial reporting could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.
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
Cybersecurity risks, including cyber-attacks, cybersecurity incidents, data breaches, and system vulnerabilities could adversely affect our business and disrupt our operations.

We depend heavily on our technology infrastructure and cloud partners as well as maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect, receive, process, and store personal information (which may also be referred to as “personal data” or “personally identifiable data”) and sensitive data via our information systems, including intellectual property and other proprietary information about our business and that of our customers, as well as personal data regarding our employees, suppliers, business partners, and others. We and the third parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents or data breaches, such as cyber-attacks. Our information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, destructive or inadequate code, computer malware, ransomware attacks, bugs, viruses, system vulnerabilities, social engineering (including phishing attacks), denial-of-service attacks, other malicious internet-based activity, online and offline fraud, wrongful conduct by insider employees or vendors, as well as cybersecurity incidents, data breaches, power failures, internal negligence, malfeasance, and natural disasters.
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection, and are being facilitated or enhanced by evolving technologies, including AI. Since the techniques used to obtain unauthorized access to systems and data, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by evolving technologies such as AI. Geopolitical instability may also increase the likelihood that we will experience direct or collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. Accidental or willful cybersecurity incidents, data breaches, or other unauthorized access to our information systems or the systems of our third-party service providers, or the existence of computer viruses, malware (such as ransomware), or vulnerabilities in our or their data or software could expose us to a risk of information loss, business disruption, or the misappropriation of proprietary and confidential information, including information relating to our products or customers or the personal information of our employees or third parties.
Despite our internal controls and investment in security measures, we, and our third-party vendors, have been subject to cyber-attacks or unauthorized network intrusions. Should a cybersecurity incident or data breach occur, it could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, litigation by affected parties, possible financial obligations for liabilities and damages related to the theft or misuse of any personal or confidential information, significant remediation costs, disruption of key business operations, and significant diversion of our resources. Any of such events could have a material adverse effect on our business, profitability, and financial condition. In addition, despite our internal controls and processes, malicious code, and cybersecurity vulnerabilities in our products and services may expose our customers to cyberattacks and other security risks, which may result in claims, regulatory action, or reputational damage. While we may be entitled to damages if an adverse event arises from our third-party service providers’ failure to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a service provider’s failure to perform, we may be unable to collect any damages.
Further, we continue to devote resources to protect our systems and data from unauthorized access or misuse, and we will be required to expend greater resources in the future. However, we cannot guarantee that our risk management processes will be effective at mitigating the risk to our information technology systems.
U.S. and foreign regulators have also increased their focus on cybersecurity vulnerabilities and risks. Compliance with laws and regulations concerning privacy, cybersecurity, data governance, and data protection could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. Such proceedings could result in (among other things) unfavorable publicity, damage to our reputation, possible financial obligations for liabilities, and government orders to implement additional protective measures or adopt new protocols, which could result in additional material expense. Moreover, we may be required to make legal notifications to affected individuals, disclosures to investors, and subject to fines and other sanctions resulting from any related breaches of applicable data privacy laws and regulations. Further, customers and third-party manufacturing partners increasingly demand rigorous contractual, certification, and audit provisions regarding privacy, cybersecurity, data governance, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, any cyber liability insurance that we maintain may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
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
Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, artificial intelligence and cybersecurity, any actual or perceived failure to comply with such laws and regulations could have a material adverse effect on our business.
There are numerous U.S. federal, state, local, and international laws and regulations regarding privacy, data protection, and cybersecurity that govern the collection, receipt, processing, and storage of personal information and other information. The scope of these laws and regulations is expanding and evolving, and may be subject to differing interpretations, which may be inconsistent across jurisdictions, or conflict with other rules.
For example, the CCPA as amended by the California Privacy Rights Act, affords California residents broad privacy rights and protections, imposes specific obligations with respect to the processing and storage of personal data and provides for civil penalties for certain violations. Numerous additional states have passed and others have proposed and may in the future pass comprehensive state privacy laws that may impose additional obligations on our business. Also, if we collect and process personal data regarding individuals in the European Economic Area (“EEA”) or the UK, we may be subject to the GDPR in this report unless specified otherwise. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our potential European activities.
Data privacy laws and regulations are constantly evolving and can be subject to significant change and/or interpretive application. The lack of a unified approach to data privacy and protection laws in the U.S. and internationally could lead to complicated and potentially conflicting compliance requirements. Varying and evolving jurisdictional requirements could increase the costs and complexity of our compliance efforts and require changes to how we conduct our business. Violations of applicable data privacy laws can result in significant penalties.
Regulators and legislators across the world are also increasingly scrutinizing and restricting certain personal data transfers. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits or restricts certain data transactions involving countries of concern, including China. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.
We are also subject to the terms of our privacy policies and obligations to third parties, including our customers, related to privacy, data protection, and cybersecurity. Our customers may also be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of personal information.
Our use of AI in our business processes may also subject us to cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Use of AI by us or our vendors could result in bias, discrimination, or harmful or inaccurate content that may be actionable under privacy, data protection, and emerging AI laws. The use of certain AI technology can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.
Any failure, or perceived failure, by us to comply with applicable data protection or other laws, or with regulatory obligations or industry standards in our customer contracts, could result in damage to our reputation, proceedings, or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices as well as increase the costs and complexity of compliance. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.
We are in the process of transitioning to a new enterprise resource planning system (“ERP”), and our assessment of readiness, prioritization of resources, and any delays or difficulties associated with the design, implementation, or post-implementation use of our new ERP system could adversely impact our business, financial condition, and results of operations.
We rely on information systems to manage our business, summarize our operating and financial results, and provide timely information to our management. We have been evaluating the design and implementation of a new ERP system as part of our efforts to enhance and scale our operational and financial systems. As our evaluation has progressed, we have continued to assess our organizational readiness, resource requirements, and overall prioritization of initiatives before proceeding with implementation. As a result, we are continuing to evaluate the appropriate timeline for the design and implementation of a new ERP system and may adjust the scope, timing, or approach to implementation based on our ongoing assessments. This process is a complex project with broad scope, in which we have and will continue to invest significant financial and human capital. Despite our efforts, we may experience delays, unexpected costs, or other difficulties throughout the design and implementation process. Further, although we will need to conduct extensive testing in an effort to ensure that the new ERP system is operating as intended, post-implementation disruptions to or difficulties in use of any such system could require us to incur additional costs, or could impair, among other things, our ability to record sales, process transactions, collect receivables, and produce timely and accurate historical and forecasted financial information, which could adversely impact our business, financial condition, and results of operations. Additionally, if the ERP system we implement does not ultimately operate as intended, the effectiveness of our internal control over financial reporting could be harmed.
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
Our business, financial condition, and results of operations have in the past and may in the future vary based on changes in our industry, as well as the impact of the global economy on our third-party manufacturing partners and customers. Our results of operations currently depend, in part, on the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to a pandemic or health epidemic, labor shortages, supply chain disruptions, inflation, government shutdowns, geopolitical developments (such as international conflicts and the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry, and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our products has in the past and may in the future decline.
Furthermore, weak economic conditions have in the past and may in the future make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, our distributors or customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, a distributor, customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Further, in recent years, we have seen labor costs, product supply costs, and other operating expenses rise due to high rates of inflation, but have not been able to offset these costs with higher prices of our products. If customers or prospective customers elect not to purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, or our distributors are unable to continue to distribute our products, our business, results of operations, and financial condition could be adversely affected.
Our products are manufactured, assembled, and tested outside the United States. Any conflict or uncertainty in these countries, including due to political unrest or safety concerns, could harm our business, financial condition, and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships, which, in each case, could harm our business.
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

Our business could be adversely affected by pandemics, epidemics, outbreaks of infectious diseases or other public health crises in regions where we operate or otherwise do business. Such events could disrupt global and regional economic activity, labor markets, and supply chains, including those applicable to the semiconductor industry, and could adversely affect our employees, customers, suppliers and other business partners.

Public health crises may result in cities, counties, states, and countries imposing a wide range of restrictions on the physical movement of our employees, partners, and customers, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, and shelter-in-place orders. These measures have previously caused, and may cause in the future, business slowdowns or shutdowns in affected areas, both regionally and worldwide. If future pandemics, epidemics or other global health crises have a substantial impact on the productivity of our employees and partners, or materially impair our ability to operate our business or our customers’ ability to purchase our products, our results of operations and overall financial performance may be harmed.
To the extent future pandemics, epidemics, outbreaks of infectious diseases, or public health crises adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described herein.
Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impair our ability to compete in international markets, or subject us to criminal penalties or significant fines, which may adversely affect our business and reputation.
Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Canada, China, Germany, India, Israel, Singapore, Taiwan and Vietnam, could materially and adversely affect our business, financial condition, and results of operations. See “Item 2. Properties included in Part I, Item 1 of this Annual Report” for a description of how our facilities are used in these various jurisdictions. For example, we are subject to export control laws, regulations, and requirements that limit which products we sell and where and to whom we sell our products. In some cases, it is possible that export licenses would be required from U.S. government agencies for some of our products in accordance with the Export Administration Regulations and the International Traffic in Arms Regulations. We may not be successful in obtaining the necessary export licenses in all instances. Any limitation on our ability to export or sell our products imposed by these laws would adversely affect our business, financial condition, and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether.
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
Further, determination by a government that we have failed to comply with trade sanctions, investment, anti-bribery, or other regulations can result in penalties that may include denial of export privileges, fines, penalties, and seizure of products, or loss of reputation, any of which could have a material adverse effect on our business, sales, and earnings. A change in laws and regulations could restrict our ability to transfer product to previously permitted countries, customers, distributors or others. For example, the U.S. Commerce Department imposes and periodically revises restrictions on advanced computing ICs, computer commodities that contain such ICs, as well as on certain semiconductor manufacturing items, and expands controls on transactions involving items for supercomputer and semiconductors and manufacturing end-uses. In October 2023, the U.S. Commerce Department issued proposed rules updating the October 2022 rule to seek additional export restrictions for certain semiconductors and related manufacturing equipment, and it is expected the U.S. Commerce Department will continue to revise such regulations in the future. The Export Administration Regulations also effectively prohibits sales of items for a “military end use,” to a “military end-user,” or for a “military intelligence end-

user,” or end-use to certain countries, such as Belarus, Burma, Cambodia, Cuba, China, Iran, North Korea, Russia, Syria, and Venezuela. Any of the foregoing changes could adversely impact our operational costs due to the administrative impacts of complying with these regulations and may limit those with whom we conduct business. Any one or more of these sanctions, future sanctions, a change in laws or regulations, or a prohibition on shipment of our products to significant customers could have a material adverse effect on our business, financial condition, and results of operations.

The United States and other countries have levied tariffs and taxes on certain goods, implemented trade restrictions, and introduced national security protection policies. Trade tensions between the United States and China, which escalated in 2018, have continued and include the United States increasing tariffs on Chinese origin goods and China increasing tariffs on U.S. origin goods. Increases on tariffs on Chinese-origin goods may intensify pricing pressure on our products and negatively impact our operating results. Increased tariffs on our customers’ systems could adversely impact their sales, and increased tariffs on our products in comparison to those of our competitors could each result in lower demand for our products. U.S. tariffs, including those on semiconductors, could reduce demand for our products. Additionally, U.S. tariffs, including those on critical minerals, could increase our input costs. Tariff increases by other nations could similarly negatively affect demand for our products and could increase input costs.
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
The rules governing U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department, and other taxing authorities. Changes to tax laws or tax rulings, such as the One Big Beautiful Bill Act enacted into law on July 4, 2025, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
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
We also may experience discriminatory or anti-competitive practices by our competitors that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. In addition, some of these competitors may use their market power to dissuade our customers from purchasing from us. The semiconductor industry has experienced significant consolidation in recent years, which has resulted in several of our competitors becoming much larger in terms of revenue, product offerings, and scale. Our competitors may also establish cooperative relationships among themselves or with third parties or may acquire companies that provide similar products to ours. We expect this trend to continue as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry, or are unable to continue operations. Companies that are strategic partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results. Any of these factors, alone or in combination with others, could harm our business, financial condition, and results of operations and result in a loss of market share and an increase in pricing pressure.
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
Our success depends in part upon protecting our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as intellectual property assignment and confidentiality and non-disclosure agreements and other methods, to protect and establish our rights in our proprietary technologies and know-how. As of December 31, 2025, we have been issued 26 patents in the United States and one patent in foreign jurisdictions. In addition, we have 35 patent applications pending in the United States, and five patent applications pending in foreign jurisdictions. We cannot guarantee that any pending or future patent applications will be issued to have the coverage originally sought, and even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. Additionally, our patents could be opposed, contested, narrowed, circumvented, challenged, abandoned, or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance, and as a result we can give no assurance that any patents that have issued to may issue in the future will protect our current and future products, will provide us with any competitive advantage, or will not be challenged, invalidated or circumvented in the future.
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
Risks Related to the Ownership of Our Common Stock
Our IPO occurred in March 2024. As such, there has only been a public market for our common stock for a relatively short period of time. The market price of our common stock may continue to be volatile, which could cause the value of your investment to decline, and we may not be able to meet investor or analyst expectations.

The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile. The trading price of our common stock is likely to continue to be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:
•actual or anticipated changes in our results of operations, and variations between our actual or forecasted results of operations and the expectations of securities analysts, investors, and the financial community;
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
•changes in governmental regulations; and
•other events or factors, including those resulting from political conditions, election cycles, government shutdowns, international or armed conflicts, war or incidents of terrorism, increased tariffs, or responses to these events.
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
In addition, as of December 31, 2025, we had (i) 2,721,076 options outstanding that, if fully exercised, would result in the issuance of 2,721,076 shares of common stock, (ii) 9,531,296 RSU and PSU awards outstanding that would result in the issuance of 9,531,296 shares of common stock upon settlement, and (iii) 2,442,360 warrants outstanding that, if fully exercised, would result in the issuance of 2,442,360 shares of common stock. All of the shares of common stock issuable upon the exercise of stock options, subject to RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our common stock to decline or be volatile.
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
Any additional grants of equity awards under our stock incentive plans will also increase stock-based compensation expense and negatively affect our results of operations. For example, during the year ended December 31, 2025, stock-based compensation expense was $160.0 million. As a public company, our equity awards are primarily subject to time-based vesting, and accordingly we expect to continue to incur stock-based compensation expense as these awards vest.
Our executive officers, directors, and stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to shareholders for approval.

As of December 31, 2025, our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially owned approximately 37.9% of our outstanding common stock (assuming no exercise of outstanding options warrants or settlement of RSUs in shares upon vesting). As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. In addition, this concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
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
As a public company, we have incurred, and will continue to incur, significant finance, legal, accounting, and other expenses, including director and officer liability insurance, that we did not incur as a private company, and which we expect to further increase following our recent transition to large accelerated filer status. The Sarbanes-Oxley Act, the Dodd- Frank Act, stock exchange listing requirements, the reporting requirements of the Exchange Act and other applicable securities rules and regulations impose various requirements on public companies in the United States. As a large accelerated filer, we are subject to enhanced reporting, internal control, and compliance obligations, including auditor attestation of internal control over financial reporting, additional reporting obligations regarding executive compensation, and the requirement to hold nonbinding advisory votes on executive compensation, and our management and other personnel devote a substantial amount of time to support compliance with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make certain activities more time-consuming and costly. We cannot predict the amount or timing of these additional costs that we will incur as a public company, and the resulting strain on management resources could adversely affect our results of operations and financial condition. These enhanced obligations may also increase the risk of errors or delays in our financial and SEC reporting, and we may not be able to effectively manage these additional requirements, which could adversely affect investor confidence and the market price of our common stock.

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
Our Chief Executive Officer is currently serving as interim Chief Information Security Officer (“CISO”) while we conduct a search for a successor following the departure of our CISO in January 2026. Our CISO, in connection with our IT personnel, is responsible for day-to-day implementation, management and evaluation of our cybersecurity risk assessment and management processes. This team has primary responsibility for our overall cybersecurity risk management program, including monitoring the detection, prevention, mitigation, and remediation of cybersecurity incidents, and works in partnership with our other business leaders, including our Chief Financial Officer and General Counsel. Our CISO supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our interim CISO has over two decades of engineering and general management experience in various technical roles, including oversight of functions into which the CISO reported. Our interim CISO was also previously responsible for setting up our IT and our IT security from its founding until June 2022.
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

Item 2. Properties
Our corporate headquarters is located in San Jose, California, where we currently lease approximately 154,231 square feet for office space, research and development, and testing, pursuant to a lease agreement that expires in November 2032. We also lease additional facilities in Irvine and Texas in United States, Canada, Germany, India, Singapore, and Vietnam for research and development, in China and Taiwan for local customer support and sales, and in Israel for research and development and local customer support.
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

Holders
On January 31, 2026, there were 1,057 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock repressed by these record holders.

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
The graph below compares the cumulative total return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index (PHLX) during the period from March 20, 2024 to December 31, 2025. The graph compares a $100 investment on March 20, 2024 in our common stock with a $100 investment on March 20, 2024 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

Comparison of Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
$0
3/20/2024
6/30/2024
12/31/2024
6/30/2025
12/31/2025
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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 14, 2025. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Today, our connectivity solutions are at the heart of major AI platforms deployed worldwide featuring both commercially available Graphic Processing Units (“GPUs”) and proprietary AI accelerators. We offer our customers four product families across multiple form factors including ICs, boards, and modules, shipping millions of devices across leading hyperscalers. Our products, which include Aries PCIe®/CXL® Smart DSP Retimers, Aries PCIe®/CXL® Smart Cable Modules™, Taurus Ethernet Smart Cable Modules™, Leo CXL Memory Connectivity Controllers, and Scorpio Smart Fabric Switches, are built upon industry standard connectivity protocols such as Peripheral Component Interconnect Express (“PCIe”), Ethernet, and Compute Express Link (“CXL”), to address the growing demand for purpose-built connectivity solutions that solve critical data, network, and memory bottlenecks inherent in cloud and AI infrastructure.
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021, $79.9 million in 2022, $115.8 million in 2023, $396.3 million in 2024, and to $852.5 million in 2025, driven by a sizable increase in demand for our products.
Summary of Financial Highlights

Our revenue for the year ended December 31, 2025, increased by 115% compared to the same period in 2024, primarily due to an increase in overall unit shipments driven by higher demand for our Aries, Scorpio, and Taurus products, as well as higher overall average selling prices resulting from an increased mix of hardware modules and Scorpio products.

Gross margin decreased 70 bps to 75.7% for the year ended December 31, 2025 from 76.4% for the same period in 2024, primarily driven by product mix as we shipped more hardware modules.

Operating expenses increased by $53.1 million or 13%, for the year ended December 31, 2025 compared to the same period in 2024, primarily driven by a $75.6 million increase in personnel-related expenses resulting from a 75% increase in average headcount, a $31.4 million increase in expenses related to our R&D initiatives, a $10.8 million increase in other operating costs to support our business growth including expenses associated with additional office space, a $5.1 million increase in professional services fees primarily associated with the continued development of our public company infrastructure, and a $2.2 million increase in depreciation and amortization expenses. The increase was partially offset by a $74.8 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs and the satisfaction of the liquidity event vesting condition in connection with our initial public offering (“IPO”) in the prior period.

Net income was $219.1 million for the year ended December 31, 2025 compared to a net loss of $83.4 million for the year ended December 31, 2024, representing a $302.6 million year-over-year increase.
Key Components of Results of Operations
Revenue
The vast majority of our revenue consists of product sales with an immaterial portion derived from engineering services. Product sales consist primarily of shipments of our Intelligent Connectivity Platform solutions. Engineering services revenue consists of engineering fees associated with customer-defined engineering services.
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
Cost of Revenue
Cost of revenue includes cost of product sales and cost of engineering services. Cost of product sales includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, shipping, depreciation of equipment associated with manufacturing, cost of logistics and quality assurance, warranty cost, amortization of capitalized production equipment, royalties on our production products, personnel-related costs including salaries, non-cash stock-based compensation, employee benefits, write-down of inventories, and allocation of general corporate expenses.
We capitalize the costs of production equipment, which includes mask cost with alternative future use, and amortize these costs on a straight-line basis over the useful lives of the production equipment and include them in cost of revenue. To determine if production equipment has alternative future use or benefits, we evaluate the risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production equipment that do not meet the criteria for capitalization are expensed as research and development costs.
While amortization of capitalized production equipment has historically not been material, we expect to incur significant amortization costs in the future as we continue to increase the number of additional products and place them into production.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit has been, and may in the future be, primarily influenced by several factors, including sales volumes, pricing of our products and services, changes in product costs, contract manufacturing supplier pricing, amortization of capitalized production equipment, personnel costs, shipping and logistics costs, and inventory write-downs.
Research and Development
Research and development expenses consist of personnel-related costs including salaries, non-cash stock-based compensation expense, employee benefits, bonuses, pre-production engineering mask costs, software license and cloud hosting services costs, prototype costs, packaging and test costs, professional services fees, and allocated shared expenses. Research and development costs are expensed as incurred.
We believe that continued investments in our products are important to our future growth and, as a result, we expect our research and development expenses to continue to increase in absolute dollars.
Sales and Marketing
Sales and marketing expenses consist of personnel-related costs including salaries, non-cash stock-based compensation expense, employee benefits, bonuses, samples to potential customers, product marketing and conferences, travel and entertainment costs, and allocated shared expenses.
We expect that our sales and marketing expenses will increase in absolute dollars as we increase our sales and marketing personnel and continue to expand our customer engagement with more design activities and increased product offerings.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs including salaries, non-cash stock-based compensation expense, employee benefits and bonuses related to corporate, finance, information technology, legal, and human resource functions, professional services fees, audit and compliance expenses, insurance costs, and general corporate expenses including allocated shared expenses.
We expect general and administrative expenses to increase in absolute dollars as we grow our operations and continue to incur additional expenses associated with operating as a public company.
Interest Income
Interest income primarily consists of interest income earned on our short-term investments included in cash and cash equivalents and marketable securities.
Income Tax (Benefit) Provision
Income tax (benefit) provision consists primarily of U.S. federal, state, and foreign income taxes. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
Revenue

	Years Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Revenue	$852,525	$396,290	$456,235	115%
Total revenue increased $456.2 million, or 115%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in overall unit shipments driven by higher demand for our Aries, Scorpio, and Taurus products, as well as higher overall average selling prices resulting from an increased mix of hardware modules and Scorpio products.

Cost of Revenue, Gross Profit, and Gross Margin

	Years Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages and bps)
Cost of revenue	$207,264	$93,591	$113,673	121%
Gross profit	$645,261	$302,699	$342,562	113%
Gross margin	75.7%	76.4%	(70) bps
Total cost of revenue increased $113.7 million, or 121%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to higher overall unit shipments and a shift in product mix, resulting from an increased mix of hardware modules and Scorpio products.
Gross margin decreased 70 bps to 75.7% for the year ended December 31, 2025 compared to 76.4% for the same period in 2024. The decrease was primarily driven by product mix as we shipped more hardware modules.
Research and Development

	Years Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Research and development	$303,998	$200,830	$103,168	51%
Percentage of revenue	36%	51%
Research and development expense increased $103.2 million, or 51%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to a $61.5 million increase in personnel-related costs, including $5.4 million of non-cash stock-based compensation expenses resulting from a 97% increase in average headcount, a $31.4 million increase in overall spending to support our R&D initiatives, and a $7.4 million increase in other operating costs to support our business expansion.
Sales and Marketing

	Years Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Sales and marketing	$79,774	$123,652	$(43,878)	(35)%
Percentage of revenue	9%	31%
Sales and marketing expense decreased $43.9 million, or 35%, for the year ended December 31, 2025 compared to the same period in 2024. The decrease was primarily due to a $56.0 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs and the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by a $9.8 million increase in personnel-related expenses resulting from a 25% increase in average headcount.

General and Administrative

	Years Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
General and administrative	$88,066	$94,283	$(6,217)	(7)%
Percentage of revenue	10%	24%

General and administrative expense decreased $6.2 million, or 7%, for the year ended December 31, 2025 compared to the same period in 2024. The decrease was primarily due to a $24.3 million decrease in non-cash stock-based compensation expense, which resulted primarily from the recognition of time-based vesting of RSUs and the satisfaction of the liquidity event vesting condition in connection with our IPO in the prior period. The decrease was partially offset by a $9.7 million increase in personnel-related expenses resulting from a 49% increase in average headcount, a $3.9 million increase in professional services fees associated with the continued development of our public company infrastructure, and a $3.8 million increase in other operating costs to support our business expansion.
Interest Income

	Years Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Interest income	$44,730	$34,288	$10,442	30%
For the year ended December 31, 2025, interest income increased $10.4 million, or 30%, compared to the same period in 2024. The increase in interest income was primarily due to higher average balances of short-term investments and cash equivalents as a result of our IPO in the prior period and net cash inflow from operations.
Income Tax (Benefit) Provision

	Years Ended December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) provision	$(981)	$1,643	$(2,624)	(160)%
Income tax (benefit) provision decreased $2.6 million, or 160%, for the year ended December 31, 2025 compared to the same period in 2024. The change in income tax (benefit) provision was primarily due to the increase in non-cash stock-based compensation tax deductions, partially offset by the decrease in foreign-derived intangible income deduction.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit presented in accordance with GAAP, adjusted to exclude non-cash stock-based compensation expenses. The non-GAAP gross margin is non-GAAP gross profit divided by revenue. We have presented non-GAAP gross profit because we consider non-GAAP gross profit to be a useful metric for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of non-cash stock-based compensation, a charge that can vary from period to period for reasons that are unrelated to our core operating performance. This metric also provides investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.
A reconciliation of our GAAP gross profit and GAAP gross margin, the most directly comparable GAAP financial measures, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Years Ended December 31,
	2025	2024

	(in thousands, except percentages)
GAAP gross profit	$645,261	$302,699
Stock-based compensation expense upon IPO (1)	—	516
Stock-based compensation expense	1,123	329
Non-GAAP gross profit	$646,384	$303,544

GAAP gross margin	75.7%	76.4%
Stock-based compensation expense upon IPO (1)	—	0.1
Stock-based compensation expense	0.1	0.1
Non-GAAP gross margin	75.8%	76.6%
(1) Non-cash stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as operating income (loss) presented in accordance with GAAP, adjusted to exclude non-cash stock-based compensation expenses, acquisition-related costs, and employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with the IPO. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We have presented non-GAAP operating income and non-GAAP operating margin because we consider them useful metrics for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of non-cash stock-based compensation expense, acquisition-related costs, and employer payroll taxes related to the time-based vesting and net settlement of RSUs in connection with our IPO, a charge that can vary from period to period or are one time charges for reasons that are unrelated to our core operating performance. These metrics also provide investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.

A reconciliation of our GAAP operating income (loss) and GAAP operating margin, the most directly comparable GAAP financial measures, to non-GAAP operating income and non-GAAP operating margin is presented below:

	Years Ended December 31,
	2025	2024

	(in thousands, except percentages)
GAAP operating income (loss)	$173,423	$(116,066)
Stock-based compensation expense upon IPO (1)	—	88,873
Stock-based compensation expense	160,033	145,715
Acquisition-related costs (2)	950	—
Employer payroll tax related to stock-based compensation from IPO (3)	—	1,072
Non-GAAP operating income	$334,406	$119,594

GAAP operating margin	20.3%	(29.3)%
Stock-based compensation expense upon IPO (1)	—	22.4
Stock-based compensation expense	18.8	36.8
Acquisition-related costs	0.1	—
Employer payroll tax related to stock-based compensation from IPO (3)	—	0.3
Non-GAAP operating margin	39.2%	30.2%
(1) Non-cash stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(2) Acquisition-related costs include certain incremental expenses incurred to effect a business combination such as third-party costs: advisory, legal, accounting, valuation, and other professional fees.
(3) Employer payroll taxes related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
Non-GAAP Net Income
We monitor non-GAAP net income for planning and performance measurement purposes. We define non-GAAP net income as net income (loss) presented in accordance with GAAP on our consolidated statements of operations, excluding the impact of non-cash stock-based compensation expenses, acquisition-related costs, employer payroll taxes related to the time-based vesting and net settlement of RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, and the related tax impact on the adjustments. We have presented non-GAAP net income because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance.

A reconciliation of our GAAP net income (loss), the most directly comparable GAAP financial measure, to our non-GAAP net income is presented below:

	Years Ended December 31,
	2025	2024

	(in thousands)
GAAP net income (loss)	$219,134	$(83,421)
Stock-based compensation expense upon IPO (1)	—	88,873
Stock-based compensation expense (2)	160,033	145,715
Acquisition-related costs	950	—
Employer payroll tax related to stock-based compensation from IPO (3)	—	1,072
Income tax effect (4)	(49,102)	(8,910)
Non-GAAP net income	$331,015	$143,329
(1) Non-cash stock-based compensation expense recognized in connection with the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(2) Acquisition-related costs include certain incremental expenses incurred to effect a business combination such as third-party costs: advisory, legal, accounting, valuation, and other professional fees.
(3) Employer payroll taxes related to the time-based vesting and settlement of RSUs that had previously met the time-based vesting condition and for which the liquidity event vesting condition was satisfied in connection with our IPO.
(4) Income tax effect is calculated based on the tax laws in the jurisdictions in which we operate and is calculated to exclude the impact of non-cash stock-based compensation expense and one-off discrete tax adjustments that are unrelated to our core operating performance. We no longer maintain valuation allowance for non-GAAP purposes due to our profitability on a non-GAAP basis. For the years ended December 31, 2025, and 2024, the non-GAAP tax expense rate was 12.7% and 6.9%, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from equity issuances including net proceeds from our IPO, and cash generated from the sale of our products. As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $1.2 billion. Our principal use of cash is to fund our operations, invest in research and development, fund capital expenditures for production equipment, and to support our overall growth.
While we have generated $319.3 million in cash flow from operating activities for the year ended December 31, 2025, in prior years we generated significant losses from operations and negative cash flows from operating activities as reflected in our accumulated deficit as of December 31, 2024. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production equipment, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$319,306	$136,676
Net cash used in investing activities	$(241,469)	$(757,568)
Net cash provided by financing activities	$9,803	$655,838
Change in Cash Flows from Operating Activities
Net cash provided by operating activities for the year ended December 31, 2025 was $319.3 million, compared to $136.7 million for the comparable period in 2024. The $182.6 million increase in net cash provided by operating activities was a result of a $302.6 million increase in net income, partially offset by both lower non-cash charges of $67.3 million and an unfavorable change of $52.7 million from changes in operating assets and liabilities. The lower non-cash charges of $67.3 million was primarily due to a $74.6 million decrease in non-cash stock-based compensation expense, partially offset by increased warrants contra revenue of $4.1 million and increased depreciation and amortization expense of $3.7 million. The unfavorable change of $52.7 million from changes in operating assets and liabilities was primarily attributable to (i) a $21.9 million unfavorable change in accounts payables and accrued other liabilities primarily due to the timing of payments, (ii) a $20.7 million increase in the changes of the prepaid expenses and other assets primarily due to prepayment for a research and development vendor and a higher income tax receivable from excess tax benefits related to equity compensation, and (iii) a $13.9 million unfavorable change in accounts receivable due to higher product sales and the timing of customer payments. These unfavorable changes were partially offset by a reduced inventory balance of $6.3 million.
Change in Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $241.5 million, compared to $757.6 million for the comparable period in 2024. The $516.1 million decrease in cash used in investing activities was primarily due to a $474.4 million increase in proceeds from sales and maturities of marketable securities, and a $72.8 million decrease in purchases of marketable securities, partially offset by a $28.8 million increase associated with acquisition of a business, and an increase of $3.3 million in purchase of property and equipment.
Change in Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $9.8 million compared to $655.8 million for the comparable period in 2024. The $646.0 million decrease in cash provided by financing activities was primarily due to a decrease of $667.4 million related to proceeds received from the IPO net of underwriting discounts and commissions and deferred offering costs, a decrease of $3.6 million in proceeds from exercise of stock options, partially offset by a lower tax withholding related to net share settlement of RSUs of $20.1 million, and a $3.8 million increase in proceeds from employee stock purchase plan.
Material Cash Requirements
Operating lease commitments. Our operating lease commitments primarily include corporate offices. As of December 31, 2025, we had fixed lease payment obligations of $31.0 million, with approximately $6.2 million to be paid within 12 months and the remainder thereafter. For an additional discussion on our operating leases, see Note 7 - Leases in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this annual report on Form 10-K.
Purchase commitments. Our purchase commitments are primarily related to software licenses, cloud hosting services, or performance of certain services. As of December 31, 2025, we had purchase commitments of $74.9 million, with $29.6 million to be paid within 12 months and the remainder thereafter. For an additional discussion on our purchase commitments, see Note 8 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Indemnification Agreements
See Note 8 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
We prepare our financial statements in conformity with GAAP. The preparation of financial statements in conformity with GAAP required certain estimates and assumptions to be made that may affect our consolidated financial statements. Accounting policies that have a significant impact on our results are described in Note 1 - to our consolidated financial statements included in Part II, Item 8 of this annual report. The accounting policies discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the policy is subject to a material level of judgment and if changes in those judgments are reasonably likely to materially impact our results.
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
Revenue Recognition
We recognize revenue upon transfer of control of promised goods and services in an amount that reflects the consideration we expect to receive in exchange for those goods and services. Our policy is to record revenue net of any applicable sales, use or excise taxes.
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

We account for the warrants issued to a customer as consideration payable as we did not receive a distinct good or service in exchange for the warrants. The shares underlying the warrants vest upon the achievement of specified tranches of global payments by the customer and its affiliates. As it becomes probable that the performance-based vesting conditions underlying the warrants will be achieved and the related revenue is recognized, we recognize the related grant date fair value of the warrants as a reduction of revenue for each sales transaction in proportion to total expected cumulative sales volume resulting in achievement of the vesting conditions. For more information, see Note 10 - Common Stock Warrants in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation
We measure our stock-based compensation expense for restricted stock units (“RSUs”) based on the fair value of the underlying common stock on the date of grant; RSUs are recognized on a straight-line basis over the requisite service period of the awards.
We measure and recognize our stock-based compensation expense for performance stock units (“PSUs”) based on the fair value of the underlying common stock on the date of grant. Stock-based compensation expense is recognized based on the grant date fair value in the period in which vesting becomes probable, using the accelerated attribution method over the requisite service period for each separately vesting portion of the award.
We measure and recognize our stock-based compensation expense for our Employee Stock Purchase Plan (“ESPP”) based on the estimated fair value. We use the Black-Scholes-Merton pricing model to determine the grant date fair value of purchase rights granted under the ESPP. Stock-based compensation expense is recognized on a straight-line basis over the term of each ESPP offering period, which was six months.
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
•Expected term – expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions for options are determined based on the vesting terms, exercise terms, and contractual lives. The expected term of the ESPP represents the period of time that purchase rights are expected to be outstanding, which is generally six months.
•Risk-free interest rate – We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
•Dividend yield – We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.
We account for forfeitures as they occur.

Business Combination
We allocate the fair value of the purchase consideration of a business acquisition to tangible and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of assets acquired and liabilities assumed is recognized as goodwill. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expected average selling unit price, obsolescence curve and technology life, and discount rates. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies, and are inherently uncertain. Unanticipated events and circumstances may occur, which could affect the accuracy or validity of such assumptions, estimates or actual results.

Capitalized Production Equipment
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

Recent Accounting Pronouncements
For more information, see Note - 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $167.6 million and marketable securities of $1,021.2 million, which consisted of cash held in sweep accounts, checking accounts, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes.
Such interest earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income are primarily driven by increases in investment balances. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates would change the fair value of our investments in marketable securities by $11.0 million and $8.7 million as of December 31, 2025 and 2024, respectively.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. All of our sales and the majority of our operating expenses are transacted in U.S. dollars, and therefore our revenue and expenses are not currently subject to significant foreign currency risk. Foreign exchange gains and losses were not material for the years ended December 31, 2025, 2024, and 2023. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 100 basis point increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Astera Labs, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Astera Labs, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of changes in redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of aiXscale Photonics GmbH
As described in Notes 1 and 6 to the consolidated financial statements, on November 10, 2025, the Company completed the acquisition of aiXscale Photonics GmbH (“aiXscale”). The total purchase consideration was $31.1 million. The acquisition was accounted for as a business combination and the purchase consideration was allocated as follows: $14.5 million to an in‑process research and development (“IPR&D”) intangible asset, $(0.3) million to net identifiable assets acquired and liabilities assumed, and the excess of purchase consideration over fair value of $16.9 million recorded as goodwill, which was allocated to the Company’s single reporting unit and operating segment. The IPR&D intangible asset was valued based on an income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expected average selling unit price, obsolescence curve and technology life, and discount rates.
The principal considerations for our determination that performing procedures relating to the accounting for the acquisition of aiXscale is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence relating to the Company’s acquisition accounting. As disclosed by management, a material weakness existed during the year that impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting. These procedures also included, among others, (i) reading the purchase agreement; (ii) evaluating management’s identification of assets acquired and liabilities assumed; (iii) testing the purchase consideration transferred and the allocation of the purchase price to the acquired assets and liabilities; (iv) evaluating the tax impact associated with the acquisition; (v) assessing the related business combination disclosures included in the consolidated financial statements; and (vi) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the discounted cash flow model used by management.
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 20, 2026
We have served as the Company’s auditor since 2020, which includes periods before the Company became subject to SEC reporting requirements.

ASTERA LABS, INC.,
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$167,611	$79,551
Marketable securities	1,021,205	834,750
Accounts receivable, net	83,202	38,811
Inventory	58,979	43,215
Prepaid expenses and other current assets	31,033	16,652
Total current assets	1,362,030	1,012,979
Property and equipment, net	92,038	35,651
Other assets	77,755	5,878
Total assets	$1,531,823	$1,054,508
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42,362	$26,918
Accrued expenses and other current liabilities	90,680	59,624
Total current liabilities	133,042	86,542
Other liabilities	35,147	3,167
Total liabilities	168,189	89,709
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 170,186 and 162,018 shares issued and outstanding as of December 31, 2025 and 2024, respectively	17	16
Additional paid-in capital	1,348,969	1,173,153
Accumulated other comprehensive income	4,310	426
Retained earnings (accumulated deficit)	10,338	(208,796)
Total stockholders’ equity	1,363,634	964,799
Total liabilities and stockholders’ equity	$1,531,823	$1,054,508
The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.,
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue	$852,525	$396,290	$115,794
Cost of revenue	207,264	93,591	35,967
Gross profit	645,261	302,699	79,827
Operating expenses
Research and development	303,998	200,830	73,407
Sales and marketing	79,774	123,652	19,992
General and administrative	88,066	94,283	15,925
Total operating expenses	471,838	418,765	109,324
Operating income (loss)	173,423	(116,066)	(29,497)
Interest income	44,730	34,288	6,549
Income (loss) before income taxes	218,153	(81,778)	(22,948)
Income tax (benefit) provision	(981)	1,643	3,309
Net income (loss)	$219,134	$(83,421)	$(26,257)

Net income (loss) per share attributable to common stockholders:
Basic	$1.32	$(0.64)	$(0.71)
Diluted	$1.22	$(0.64)	$(0.71)
Weighted-average shares used in calculating net income (loss) per share attributable to common stockholders:
Basic	166,408	131,262	37,131
Diluted	179,551	131,262	37,131

Other comprehensive income
Unrealized gain on marketable securities, net of taxes	$3,884	$167	$488
Total comprehensive income (loss)	$223,018	$(83,254)	$(25,769)
The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.,
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	90,891	$255,127	40,629	$4	$14,051	$(229)	$(99,118)	$(85,292)
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	1,624	—	2,050	—	—	2,050
Repurchase of common stock upon termination	—	—	(207)	—	(174)	—	—	(174)
Stock-based compensation	—	—	—	—	10,679	—	—	10,679
Warrants contra revenue	—	—	—	—	805	—	—	805
Unrealized gains on marketable securities	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	(26,257)	(26,257)
Balances as of December 31, 2023	90,891	$255,127	42,046	$4	$27,411	$259	$(125,375)	$(97,701)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(90,891)	(255,127)	90,891	9	255,118	—	—	255,127
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	19,759	2	665,988	—	—	665,990
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	4,682	—	5,670	—	—	5,670
Issuance of common stock upon vesting of restricted stock units	—	—	5,103	1	—	—	—	1
Shares issued under employee stock purchase plan	—	—	136	—	4,160	—	—	4,160
Shares of common stock withheld related to net settlement of restricted stock units	—	—	(559)	—	(20,111)	—	—	(20,111)
Repurchase of common stock upon termination	—	—	(40)	—	(1,066)	—	—	(1,066)
Stock-based compensation	—	—	—	—	234,588	—	—	234,588
Warrants contra revenue	—	—	—	—	1,395	—	—	1,395
Unrealized gains on marketable securities	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	(83,421)	(83,421)
Balances as of December 31, 2024	—	$—	162,018	$16	$1,173,153	$426	$(208,796)	$964,799
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	—	—	2,454	—	2,292	—	—	2,292
Issuance of common stock upon vesting of restricted stock units	—	—	5,572	1	(1)	—	—	—
Shares issued under employee stock purchase plan	—	—	106	—	7,978	—	—	7,978
Shares issued related to acquisition	—	—	36	—	—	—	—	—
Stock-based compensation	—	—	—	—	160,033	—	—	160,033
Warrants contra revenue	—	—	—	—	5,514	—	—	5,514
Unrealized gains on marketable securities	—	—	—	—	—	3,884	—	3,884
Net income	—	—	—	—	—	—	219,134	219,134
Balances as of December 31, 2025	—	$—	170,186	$17	$1,348,969	$4,310	$10,338	$1,363,634
The accompanying notes are an integral part of these consolidated financial statements.

ASTERA LABS, INC.,
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$219,134	$(83,421)	$(26,257)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	160,033	234,588	10,679
Depreciation and amortization	6,829	3,154	1,781
Non-cash operating lease expense	2,933	2,428	1,232
Warrants contra revenue	5,514	1,395	805
Accretion of discounts on marketable securities	(7,932)	(8,436)	(1,658)
Other	(1,241)	263	10,377
Changes in operating assets and liabilities
Accounts receivable, net	(44,343)	(30,480)	2,386
Inventory	(12,950)	(19,287)	(5,564)
Prepaid expenses and other assets	(33,757)	(13,031)	(720)
Accounts payable	14,194	20,887	(4,264)
Accrued expenses and other liabilities	15,770	31,018	(167)
Operating lease liability	(4,878)	(2,402)	(1,346)
Net cash provided by (used in) operating activities	319,306	136,676	(12,716)
Cash flows from investing activities
Purchases of property and equipment	(37,544)	(34,245)	(2,761)
Purchases of marketable securities	(857,753)	(930,575)	(126,225)
Sales and maturities of marketable securities	683,114	208,665	111,214
Payments for business combinations, net of cash acquired	(28,786)	—	—
Other investment activities	(500)	(1,413)	—
Net cash used in investing activities	(241,469)	(757,568)	(17,772)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	672,198	—
Payment of deferred offering costs	—	(4,801)	(1,407)
Proceeds from exercises of stock options	1,825	5,458	1,115
Proceeds from employee stock purchase plan	7,978	4,160	—
Tax withholding related to net share settlements of restricted stock units	—	(20,111)	—
Repurchase of common stock upon termination	—	(1,066)	(210)
Net cash provided by (used in) financing activities	9,803	655,838	(502)
Net increase (decrease) in cash, cash equivalents, and restricted cash	87,640	34,946	(30,990)
Cash, cash equivalents, and restricted cash (1)
Beginning of the year	80,044	45,098	76,088
End of the year	$167,684	$80,044	$45,098
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company’s significant estimates include, but are not limited to, revenue recognition, the valuation of acquired intangible assets, the valuation of deferred tax assets, reserves for uncertain tax positions, useful life of tapeout masks, the valuation of warrants, and the valuation and assumptions underlying stock-based compensation. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.
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
Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income (loss), balance sheets, or cash flows for any of the periods presented.
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

The following table presents revenue disaggregated by type (in thousands):

	Years Ended December 31,
	2025	2024	2023
Product sales	$852,525	$393,115	$111,889
Engineering services	—	3,175	3,905
Total revenue	$852,525	$396,290	$115,794
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
Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company records deferred revenue when it has received consideration, or an amount of consideration is due from the customer, and the Company has a future obligation to transfer products or services. The Company had immaterial and no deferred revenue as of December 31, 2025 and 2024. From time to time, the Company has contracts with initial terms that include performance obligations that extend beyond one year. As of December 31, 2025, there were no unsatisfied performance obligations for contracts with an original expected term greater than one year.
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
The Company sells its products to distributors at a fixed list price. Distributors are authorized to resell its products to their customers at a range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography, and competitive differentiation. The majority of the distributors’ resales are priced at a discount from list price (the original purchase price). After the resale transaction is completed, the Company issues credit memos to the distributor for the price adjustments.
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
The Company issued to a customer warrants to purchase shares of the Company’s common stock. The Company accounts for the warrants as consideration payable to a customer as the Company did not receive a distinct good or service in exchange for the warrants. The shares underlying the warrants vest upon the achievement of specified tranches of global payments by the customer and its affiliates. As it becomes probable that the performance-based vesting conditions underlying the warrants will be achieved and the related revenue is recognized, the Company recognizes the related grant date fair value of the warrants as a reduction of revenue for each sales transaction in proportion to total expected cumulative sales volume resulting in achievement of the vesting conditions. See Note 10 - Common Stock Warrants.
The Company applies the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company also applies the practical expedient to expense sales commissions when incurred because the amortization period would have been one year or less.
Product Warranties
The Company’s products are generally subject to a product warranty, which provides for the estimated future costs of replacement upon shipment of the products. The products carry a standard one-year warranty. The warranty accrual is estimated primarily based on historical claims compared to historical revenue and assumes that the Company will have to replace products subject to a claim. Warranty expenses were not material for the years ended December 31, 2025, 2024 and 2023. Accrued warranty was not material as of December 31, 2025, and 2024.
The Company does not allow its distributors to return overstocked, obsolete, and discontinued products.
Cost of Revenue

Cost of revenue includes both cost of product sales and cost of engineering services. Cost of product sales includes the cost of materials, such as wafers processed by third-party foundries, costs associated with packaging, assembly, shipping, depreciation of equipment associated with manufacturing, warranty cost, amortization of capitalized production equipment, costs of logistics and quality assurance, write-downs for excess and obsolete inventory, royalties on our production products, allocation of general corporate expenses, and personnel costs including salaries, stock-based compensation expense, bonuses, and employee benefits.

Research and Development Expenses

Research and development expenses consist of costs incurred in performing research and development activities and include salaries, stock-based compensation expense, employee benefits, bonuses, pre-production engineering mask costs, software license and cloud hosting services costs, overhead costs and prototype costs, packaging and test costs, professional services fees, and allocated facilities expenses. Research and development costs are expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs including salaries, stock-based compensation expense, employee bonus and benefits, samples to potential customers, product marketing and conferences, travel and entertainment costs, and allocation of general corporate expenses including allocated facilities expenses. Advertising costs are expensed as incurred and were not material for the years ended December 31, 2025, 2024 and 2023.

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

The Black-Scholes-Merton pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The expected term represents the period that the Company’s stock options and purchase rights under the ESPP are expected to be outstanding. The expected term assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options and ESPP. For options, the Company estimates the expected volatility by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the awards, as the Company does not have sufficient trading history of its common stock. For ESPP, the expected volatility is based on a blended simple average between historical volatility of a group of comparable publicly traded companies and our common stock price over a period equal to the expected term of the awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options and ESPP. The Company’s expected dividend yield input is zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock.

Stock-based compensation expense for options, service-based RSUs, and purchase rights issued under the ESPP Plan are recognized as expense on a straight-line basis over the requisite service or offering period. Stock-based compensation expense with performance condition is recognized in the period in which vesting becomes probable using the accelerated attribution method over the requisite service period for each separately vesting portion of the award. The Company accounts for forfeitures as they occur.
Cash and Cash Equivalents
The Company classifies all highly liquid instruments purchased, such as sweep accounts, checking accounts, U.S. treasury securities, money market funds, and commercial paper with an original maturity of three months or less at the date of purchase, to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates their fair value.
Marketable Securities
Marketable securities consist of instruments with an original maturity of more than three months, primarily including U.S. treasury and agency securities, corporate debt securities, and commercial paper. The Company’s investments are all highly liquid and available for use in current operations, including those with maturity dates beyond one year, and therefore the Company classifies these securities within current assets on its consolidated balance sheet.
The Company classifies and accounts for its marketable securities as available-for-sale, and it carries such securities at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity in accumulated other comprehensive income until the security is sold or matures. During the years ended December 31, 2025, 2024, and 2023, in connection with its available-for-sale securities, the Company recorded pretax unrealized gains of $3.9 million, $0.2 million, and $0.5 million, respectively, with no associated tax benefit in other comprehensive income or loss.
If an available-for-sale debt security’s fair value declines below its amortized cost basis, the Company evaluates whether it intends to sell the security, or whether it more-likely-than-not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, the Company records an impairment loss on the security. If neither condition is met, the Company evaluates whether the decline is the result of credit-related factors, in which case the Company records the credit-related portion of the impairment loss. There were no impairment charges for the years ended December 31, 2025, 2024, and 2023.
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount, net of DPAs, and allowance for credit losses. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral from them. Amounts considered uncollectible are charged against the allowance account in the period they are deemed uncollectible. As of December 31, 2025 and 2024, the allowance for credit losses was not material to the consolidated financial statements. There was no impairment charges for the years ended December 31, 2025, 2024, and 2023.
The Company regularly monitors collections and payments from customers and maintains an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments. Management estimates its allowance for credit losses by considering factors including historical credit loss experience and current conditions, such as the length of time accounts receivable are past due, customer payment histories, any specific customer collection issues identified, current market conditions, which may affect customer financial condition, and reasonable and supportable forecasts of future credit losses. The Company writes off accounts receivable that have become uncollectible.
Inventory
The Company’s inventory, which includes raw materials, work-in-progress, and finished goods, is stated at the lower of cost or net realizable value. Inventory cost, which includes materials purchase cost, inbound freight and capitalized overhead, is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The carrying value of inventory is reduced for estimated excess and obsolete inventory. Excess and obsolete inventory reductions are determined based on assumptions about product expiration, future demand, and market conditions, and are included in cost of revenue in the consolidated statements of operations and comprehensive income (loss).
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets included prepayments for technology subscription service, cloud computing arrangements, insurance premiums, restricted cash, and accrued interest income. As of December 31, 2025 and 2024, the Company’s restricted cash balance was not material and is primarily associated with collateral for the Company’s credit card.
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s property and equipment are as follows:

Asset Category	Estimated Useful Life
Production equipment	5 years
Office furniture	5 years
Laboratory equipment	3 years
Servers and workstations	3 years
Leasehold improvements	Lesser of asset useful life or remaining lease term
Business Combination
The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations. The Company allocates the fair value of the purchase consideration of a business acquisition to the tangible and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value of an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
The valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires the use of valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant assumptions: future expected revenue, expected average selling unit price, obsolescence curve and technology life, and discount rates. The Company estimates the fair value based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

The results of operations of an acquired business are included in the Company’s consolidated financial statements from the date of acquisition. Acquisition-related costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of operations.
Impairment of Goodwill, Intangible Assets, and Other Long-lived Assets
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of the year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value is less than its carrying amount, the quantitative impairment test will then be performed. Under the quantitative impairment test, if the carrying amount exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill is included in other assets on the consolidated balance sheets.
The Company assesses the impairment of intangible assets and other long-lived assets, which consist primarily of property and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events or changes in circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is utilized, significant declines in the estimated fair value of the overall Company for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model, or strategy and competitive forces.
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
There were no impairments charges of goodwill, intangible assets, and other long-lived assets for the years ended December 31, 2025, 2024, and 2023.
Leases
The Company determines at contract inception whether an arrangement is a lease based on its ability to control a physically distinct asset and determines the classification of the lease as either operating or finance. For all leases, the Company combines all components of the lease including related non-lease components as a single component. The Company’s operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments related to the lease. The Company has also elected to utilize the short-term lease recognition exemption and, for those leases that qualify, the Company has not recognized operating lease ROU assets or operating lease liabilities. The Company does not have any finance leases as of December 31, 2025 and 2024. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. As the Company’s leases do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments.

Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. Lease expense is recognized on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive income (loss). Certain lease agreements may contain variable costs such as utilities and common area maintenance. Variable lease costs are expensed when the cost is incurred.
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
The Company accounts for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company recognizes the tax effects of an uncertain tax position only if such position is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date and only in an amount more-likely-than-not to be sustained upon review by the tax authorities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Net Income (Loss) per Share
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per share of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. Prior to the automatic conversion into shares of common stock as a result of the Company’s IPO, the Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in the Company’s losses. Subsequent to the IPO, the Company has no participating securities.
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net income per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because all potentially dilutive securities are anti-dilutive.
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
Foreign Currency Transactions
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. All foreign currency transactions are initially measured and recorded in U.S. dollars using the exchange rate on the date of the transaction. Foreign currency denominated monetary assets and liabilities are remeasured and recorded at the end of each reporting period using the exchange rate at that date. Foreign exchange gains and losses were not material for the years ended December 31, 2025, 2024, and 2023.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1. Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2. Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3. Inputs are unobservable and reflect the Company’s assumptions, consistent with reasonably available information, about the assumptions that market participants would use in pricing the asset or liability. These inputs are used when observable inputs are not available and require significant judgment.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.
Concentrations of Credit Risk and Major Customers
Revenue by location is determined by the billing address of the Company’s customers, which include distributors who purchase the Company’s products and resell them.

The Company had the following customers that individually comprised 10% or more of its revenue:

	Years Ended December 31,
	2025	2024	2023
Customer A	20%	*	*
Customer B	20%	11%	*
Customer C	17%	*	*
Customer D	16%	24%	37%
Customer E	11%	*	*
Customer F	*	36%	24%
Customer G	*	*	18%
*Less than 10% of total revenue
The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	December 31, 2025	December 31, 2024
Customer B	*	22%
Customer C	14%	*
Customer D	27%	13%
Customer E	28%	31%
Customer F	*	24%
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
Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted ASU 2023-09 in the fourth quarter of 2025 and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements (see Note 13 - Income Taxes). The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.
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
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue	$852,525	$396,290	$115,794
Less:
Cost of revenue	207,264	93,591	35,967
Stock-based compensation (1)	158,910	233,743	10,655
Personnel-related expenses (1)	192,926	117,366	65,327
Other segment items (2)	74,291	35,011	30,102
Consolidated net income (loss)	$219,134	$(83,421)	$(26,257)
(1) Stock-based compensation and personnel-related expenses presented in the above table are related to operating expenses and exclude amounts included in the cost of revenue.
(2) Other segment items included are primarily related to interest income, income tax (benefit) provision, engineering design related costs, and professional and consulting services fees.

Revenue by location is determined by the billing address of the Company’s customers, which includes the Company’s end customers’ manufacturing partners and the Company’s distributors.
The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2025	2024	2023
Singapore	$276,989	$29,056	$—
China	256,276	72,672	5,540
Taiwan	247,448	269,935	72,174
United States	27,428	11,296	30,664
Other	44,384	13,331	7,416
Total	$852,525	$396,290	$115,794
Property and equipment by geographic location is based on the location of the asset. As of December 31, 2025, 20% and 73% of the Company’s property and equipment was located in the United States and Taiwan, respectively. As of December 31, 2024, 17% and 82% of the Company’s property and equipment was located in the United States and Taiwan, respectively. As of December 31, 2023, substantially all of the Company’s property and equipment was located in the United States.
3. Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$142,772	$—	$—	$142,772
Commercial paper	5,496	—	(1)	5,495
Total cash equivalents	$148,268	$—	$(1)	$148,267
Marketable securities
U.S. treasury and agency securities	$203,175	$630	$(11)	$203,794
Commercial paper	11,459	4	(1)	11,462
Corporate debt securities	802,261	3,800	(112)	805,949
Total marketable securities	$1,016,895	$4,434	$(124)	$1,021,205

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$59,595	$—	$—	$59,595
Total cash equivalents	$59,595	$—	$—	$59,595
Marketable securities
U.S. treasury and agency securities	$202,506	$338	$(375)	$202,469
Commercial paper	103,219	51	(37)	103,233
Corporate debt securities	512,531	1,351	(957)	512,925
Asset-backed securities	16,068	63	(8)	16,123
Total marketable securities	$834,324	$1,803	$(1,377)	$834,750
As of December 31, 2025 and 2024, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material.

The contractual maturities of cash equivalents and marketable securities classified as available-for-sale are as follows (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$463,417	$464,282	$425,733	$426,257
Due after one year through five years	701,746	705,190	468,186	468,088
Total available-for-sale securities	$1,165,163	$1,169,472	$893,919	$894,345
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses as of December 31, 2025 and 2024 or impairment charges for the years ended December 31, 2025, 2024 and 2023.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023.
4. Fair Value of Assets and Liabilities
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$142,772	$—	$142,772
Commercial paper	—	5,495	5,495
Total cash equivalents	$142,772	$5,495	$148,267
Marketable securities
U.S. treasury and agency securities	$—	$203,794	$203,794
Commercial paper	—	11,462	11,462
Corporate debt securities	—	805,949	805,949
Total marketable securities	$—	$1,021,205	$1,021,205

	As of December 31, 2024
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$59,595	$—	$59,595
Marketable securities
U.S. treasury and agency securities	$—	$202,469	$202,469
Commercial paper	—	103,233	103,233
Corporate debt securities	—	512,925	512,925
Asset-backed securities	—	16,123	16,123
Total marketable securities	$—	$834,750	$834,750
As of December 31, 2025 and 2024, there were no marketable securities with Level 3 fair value hierarchy measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, these assets are measured at fair value during such period. There was no impairment on these assets during the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025 and 2024, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
5. Consolidated Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$84	$229
Work-in-progress	35,752	26,695
Finished goods	23,143	16,291
Total inventory	$58,979	$43,215
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2025	2024
Construction in progress	$40,510	$29,064
Production equipment	28,171	—
Laboratory equipment	21,603	10,467
Leasehold improvements	11,439	1,159
Other	2,037	794
Property and equipment, gross	103,760	41,484
Less: accumulated depreciation	(11,722)	(5,833)
Total property and equipment, net	$92,038	$35,651
Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $6.8 million, $3.2 million, and $1.8 million, respectively. Construction in progress primarily includes production equipment costs capitalized relating to the Company’s future products and will be placed in service and begin to depreciate when related manufacturing commences. Production equipment has been placed into service for the manufacturing of released products.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation and benefits	$46,510	$29,516
Construction in progress	13,500	—
Customer deposits	—	15,000
Accrued software license costs	7,632	5,418
Other current liabilities	23,038	9,690
Total accrued expenses and other current liabilities	$90,680	$59,624
Supplemental Cash Flow Information
The following table provides supplemental non-cash activities (in thousands):

	Years Ended December 31,
	2025	2024	2023
ROU assets obtained in exchange for lease obligations	$23,980	$2,542	$2,336
Purchases of property and equipment in accounts payable, accrued expenses and other current liabilities	$15,516	$173	$325
Property and equipment acquired through tenant improvement allowance	$8,483	$—	$—
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	$—	$255,127	$—
6. Business combination
On November 10, 2025, the Company acquired 100% of the voting equity interest of aiXscale Photonics GmbH (“aiXscale”), a privately held company specializing in fiber-chip coupling technologies. The acquisition is expected to help enable the Company to further develop its products and solutions by integrating aiXscale’s technology. The total purchase consideration transferred, entirely in cash, was $31.1 million.
The acquisition was accounted for as a business combination and the purchase consideration was allocated as follows: $14.5 million to an in‑process research and development (“IPR&D”) intangible asset, $(0.3) million to net identifiable assets acquired and liabilities assumed, and the excess of purchase consideration over fair value of $16.9 million recorded as goodwill, which was allocated to the Company’s single reporting unit and operating segment. Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating the technology into the Company's platforms. Goodwill recognized is not deductible for tax purposes.
The IPR&D intangible asset will not be amortized until the related projects are completed or abandoned and will be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate impairment. The IPR&D intangible asset was valued based on an income approach.
Pro forma results of operations have not been presented because the effects of the acquisitions were not material to the Company’s consolidated statements of operations and comprehensive income (loss).
Additional information related to the acquisition, such as that related to income tax and other contingencies, existing as of the acquisition date may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

7. Leases
The Company has operating leases in various locations. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms for all leases.

On December 16, 2024, the Company entered into a lease agreement with a lessor to lease approximately 154,231 square feet of office space for its new headquarters located in San Jose, California. The lease has a term of approximately 7.5 years and commenced in June 2025. The Company has the option to extend the lease for up to two consecutive terms of 60 months each, subject to the terms therein. The option to renew the term was not included for purposes of determining the ROU and associated lease liabilities as the Company determined that the renewal of the lease is not reasonably certain to be exercised as of the lease commencement date.
Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of December 31,
	2025	2024
Assets
Operating lease ROU assets, net	$22,810	$2,983
Liabilities
Operating lease liabilities, current	$4,146	$1,286
Operating lease liabilities, noncurrent	26,828	1,788
Total lease liabilities	$30,974	$3,074
Operating lease ROU assets, net are included in other assets; operating lease liabilities, current are included in accrued expenses and other current liabilities; and operating lease liabilities, non-current are included in other liabilities, on the consolidated balance sheets.
The components of lease expense, included in operating expenses, were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease expense	$5,879	$2,633	$1,640
Short-term lease expense	368	229	200
Variable lease expense	1,608	284	310
Total lease expense	$7,855	$3,146	$2,150
The weighted-average remaining lease term and discount rates were as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years)	6.4	3.2
Weighted average discount rate	7.1%	11.1%

The future minimum operating lease payments for each of the next five years and thereafter are as follows as of December 31, 2025 (in thousands):

Years ending December 31	Operating Leases
2026	$6,153
2027	6,466
2028	6,268
2029	5,798
2030	2,808
Thereafter	10,924
Total future minimum lease payments	38,417
Less: Imputed interest	(7,443)
Total operating lease liabilities	$30,974
8. Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts or to perform certain services. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation. The Company’s purchase commitments also include payments for software licenses and cloud services when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments as of December 31, 2025 (in thousands):

Years ending December 31	Purchase Commitments
2026	$29,629
2027	30,282
2028	14,678
2029	316
2030	4
Total purchase commitments	$74,909
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
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2025 and 2024.

9. Undesignated Preferred Stock and Common Stock
Undesignated Preferred Stock
On March 22, 2024, in connection with the consummation of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which authorized 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share, with rights and preferences, including voting rights, designated from time to time by the Company’s Board of Directors. As of December 31, 2025 and 2024, no undesignated preferred stock has been issued.
Common Stock
On January 22, 2024, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which resulted in an increase to the authorized shares of the Company’s Common Stock from 162,641,331 shares to 163,375,000 shares. On March 22, 2024, in connection with the consummation of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that resulted in an increase to the authorized shares of the Company’s Common Stock from 163,375,000 shares to 1,000,000,000 shares. As of December 31, 2025 and 2024, the Company had authorized 1.0 billion shares of Common Stock with a $0.0001 per share par value. Common stockholders are entitled to one vote for each share held.
10. Common Stock Warrants
In October 2022, the Company issued a warrant to Amazon NV Investment Holdings LLC (“Holder”) to purchase an aggregate of up to 1,484,230 shares of Common Stock at an exercise price of $20.34 per share (the “Customer Warrant”). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date. Upon issuance of the Customer Warrant, 14,844 shares issuable underlying the Customer Warrant were immediately vested and exercisable. The remainder of the shares underlying the Customer Warrant may vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of global payments by the Holder and its affiliates to the Company.
In October 2023, the Company amended the warrant agreement and issued an additional warrant to the Holder to purchase an aggregate of up to 831,945 shares of Common Stock at an exercise price of $20.34 per share (the “2023 Warrant”, and together with the Customer Warrant, the “Warrants”), with the same exercise period as the Customer Warrant. The 2023 Warrant will vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of payments by the Holder and its affiliates to the Company. As of December 31, 2025 and 2024, an aggregate of 1,165,513 shares and 474,029 shares, respectively, underlying the Warrants vested and are exercisable. Additionally, an aggregate of 30,589 and 50,439 shares were probable of vesting as of December 31, 2025 and 2024, respectively. As of December 31, 2025, there was no exercise of the Warrants.
The grant date fair values of the Customer Warrant and the 2023 Warrant were determined to be $4.78, and $10.04, per share, respectively, using the Black-Scholes-Merton option pricing model, for maximum total Customer Warrant and 2023 Warrant fair values of $7.1 million and $8.4 million, respectively. The per share grant date fair values of the Customer Warrant and 2023 Warrant were estimated using the following assumptions:

	Customer Warrant	2023 Warrant
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.2%	4.9%
Expected volatility	55.0%	60.0%
Expected term (in years)	7.0	6.0
Per share fair value of common stock	$10.64	$17.62
The Company recognized $5.5 million, $1.4 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, as a reduction of revenue in the consolidated statements of operations and comprehensive income (loss) related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until October 14, 2029.

11. Stock-Based Compensation
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
2024 Stock Option and Incentive Plan
In March 2024, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2024 Stock Option and Incentive Plan (“2024 Plan”), which became effective on March 19, 2024, immediately prior to the effectiveness of the registration statement on Form S-1 related to the IPO. Under the 2024 Plan, the Company initially reserved 12,362,662 shares of the Common Stock for issuance thereunder. The 2024 Plan provides for annual automatic increases in the number of shares of the Company’s Common Stock reserved thereunder on January 1, 2025 and each January 1 thereafter, by up to 5% of the issued and outstanding number of shares of Common Stock on the immediately preceding December 31, or such lesser number of shares as determined by the compensation committee of the Company’s board of directors. As of December 31, 2025, 16.9 million shares remained available to be issued under the Plan.
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
Under the ESPP, participants can purchase the Company’s Common Stock using payroll deductions, which may not exceed 15% of their salary. Participants will be granted the right to purchase shares of Common Stock at a price per share that is equal to 85% of the lesser of (i) the closing price on the first day of the applicable offering under the ESPP or, for the first offering period, the “Price to Public” set forth on the cover page for the Prospectus or (ii) the closing price on the last day of the applicable offering period under the ESPP. No participant has the right to purchase shares of Common Stock in an amount, when aggregated with purchase rights under all of the Company’s employee stock purchase plans that are also in effect in the same calendar year(s), that has a fair market value of more than $25,000, determined as of the first day of the applicable offering period, for each calendar year in which that right is outstanding. In addition, no participant is permitted to purchase more than 3,000 shares during any applicable offering period. As of December 31, 2025, there was 0.2 million shares issued under the ESPP.

Summary of Employee Stock-Based Compensation Expense
A summary of stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenue	$1,123	$845	$24
Research and development	81,843	76,427	7,360
Sales and marketing	39,903	95,887	2,067
General and administrative	37,164	61,429	1,228
Total	$160,033	$234,588	$10,679

Stock Option
The estimated grant date fair values of the employee stock options granted during the years ended December 31, 2024 and 2023 were calculated using the Black-Scholes-Merton Option-pricing model, based on the following minimum and maximum assumptions:

	Years Ended December 31,
	2024	2023
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.2%	3.9% - 4.7%
Expected volatility	52.3%	48.8% - 49.1%
Expected term (in years)	6.1	6.1
A summary of stock option activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	5,285	$0.83	6.5	$695,689
Granted	—	—
Exercised	(2,454)	0.75
Cancelled and forfeited	(110)	1.66
Outstanding as of December 31, 2025	2,721	$0.86	5.5	$450,336
Vested and expected to vest as of December 31, 2025	2,721	$0.86	5.5	$450,336
Exercisable as of December 31, 2025	2,651	$0.86	5.5	$438,676
The intrinsic value of a stock option is calculated as the difference between the per share exercise price of the underlying stock option award and the estimated per share fair value of the Company’s common stock at the measurement date. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $370.1 million, $379.3 million, and $25.8 million, respectively.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024, and 2023 was $47.04 and $15.48 per share, respectively.
As of December 31, 2025, there was approximately $1.0 million of total unrecognized compensation cost, related to unvested options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.9 years, using the straight-line method.
ESPP

The estimated grant date fair values of ESPP shares granted during the years ended December 31, 2025 and 2024 were calculated using the Black-Scholes-Merton Option-pricing model, based on the following minimum and maximum assumptions:

	Year Ended December 31,
	2025	2024
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.8% - 4.3%	4.4% - 5.2%
Expected volatility	69.7% - 83.9%	46.6% - 70.8%
Expected term (in years)	0.5 - 0.5	0.5 - 0.7
During the year ended December 31, 2025, employees purchased 0.1 million shares of common stock through the ESPP at an average purchase price of $75.63 per share.
Restricted Stock Units (“RSUs”)
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2024	13,620	$33.49
Granted	1,893	117.28
Vested	(5,572)	30.81
Cancelled and forfeited	(587)	43.91
Outstanding as of December 31, 2025	9,354	$51.39
The aggregate fair values of RSUs that vested and settled during the years ended December 31, 2025 and 2024 were $677.5 million and $241.0 million, respectively.
As of December 31, 2025, there was $358.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
Performance Stock Units (“PSUs”)
A summary of PSU activity under the 2024 Plan is as follows (in thousands, except per share data):

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	155	$125.28
Granted	22	136.32
Vested	—	—
Cancelled and forfeited	—	—
Outstanding as of December 31, 2025	177	$126.64
The Company granted PSUs that vest on the satisfaction of continuous employment and achievement of certain financial and operational performance goals established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2025, there was $16.1 million of unrecognized stock-based compensation expense related to the PSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

12. Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023

Net income (loss) attributable to common stockholders	$219,134	$(83,421)	$(26,257)

Shares used in net income (loss) per share computations:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	166,408	131,262	37,131
Effect of potentially dilutive equivalent shares	13,143	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	179,551	131,262	37,131

Net income (loss) per share attributable to common stockholders, basic	$1.32	$(0.64)	$(0.71)
Net income (loss) per share attributable to common stockholders, diluted	$1.22	$(0.64)	$(0.71)
Potentially dilutive securities include dilutive common stock from assumed exercise of stock options, RSUs, Warrants, and ESPP shares using the treasury stock method. Under the treasury stock method, potential shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. Anti-dilutive potential shares are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Options to purchase common stock	—	5,233	10,050
Redeemable convertible preferred stock	—	—	90,891
Unvested RSUs	62	13,620	8,583
Unvested PSUs	—	155	—
Warrants for common stock	—	2,442	2,442
ESPP	6	60	—
Total	68	21,510	111,966
13. Income Taxes
The U.S. and non-U.S. components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$217,937	$(83,550)	$(23,655)
International	216	1,772	707
Income (loss) before incomes taxes	$218,153	$(81,778)	$(22,948)

The income tax (benefit) provision consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current
U.S. Federal	$(2,051)	$1,141	$3,144
State	(21)	(8)	206
International	1,072	510	(41)
Total current tax expense	(1,000)	1,643	3,309
Deferred
U.S. Federal	—	—	—
State	—	—	—
International	19	—	—
Total deferred tax expense	19	—	—
Total income tax (benefit) expense	$(981)	$1,643	$3,309
The tax (benefit) expense differs from the U.S. federal statutory tax expenses as follows:

	Years Ended December 31,
	2025		2024		2023
	(in thousands, except percentages)
	Amount	%	Amount	%	Amount	%
U.S. federal statutory income tax	$45,812	21.0%	$(17,163)	21.0%	$(4,819)	21.0%
Domestic federal
Tax credits
Research & development tax credits	(65,713)	(30.1)	(50,306)	61.5	(3,369)	14.7
Other	—	—	—	—	(30)	0.1
Nontaxable or nondeductible items
Non-deductible compensation (stock-based compensation and officer compensation limitation)	78,681	36.1	31,717	(38.8)	(145)	0.6
Excess tax benefits of stock-based compensation	(171,198)	(78.5)	(75,491)	92.3	(4,472)	19.5
Incentive stock options /ESPP disqualifying disposition	(6,862)	(3.1)	(6,587)	8.1	—	—
R&D credit add-back	12,625	5.8	—	—	—	—
Capitalized US R&D costs	—	—	2,585	(3.2)	—	—
Other nontaxable or nondeductible items	(252)	(0.1)	200	(0.2)	121	(0.5)
Cross-border tax laws
Foreign-derived intangible income	3,624	1.7	(8,325)	10.2	—	—
Other	—	—	49	(0.1)	78	(0.4)
Effect of changes in tax laws or rates enacted in the current period
Changes in valuation allowance	87,167	40.0	112,297	(137.3)	15,636	(68.1)
Other	(4)	—	102	(0.1)	—	—
Domestic state and local income taxes, net of federal effect (1)	(6,900)	(3.2)	(5,140)	6.3	(263)	1.1
Foreign tax effects
Canada
Research and development tax credits	(1,741)	(0.8)	(1,143)	1.4	(588)	2.5
Other	1,411	0.6	922	(1.1)	442	(1.9)
Other foreign jurisdictions	1,381	0.6	359	(0.5)	(44)	0.2
Changes in unrecognized tax benefits	20,988	9.6	17,567	(21.5)	762	(3.3)
(Benefit) provision for income taxes/ effective tax rate	$(981)	(0.4)%	$1,643	(2.0)%	$3,309	(14.5)%
__________________
(1) State taxes in California comprise the majority of the state and local income taxes, net of federal effect category.

The income taxes paid, net of refunds as follows:

	Years Ended December 31,
	2025	2024	2023
U.S. federal	$500	$6,583	$2,450
U.S. state and local
Oregon	*	598	*
Other	30	234	27
	530	7,415	2,477
Foreign
India	626	*	*
Israel	262	*	*
China	159	*	*
Taiwan	88	*	*
Other *	(26)	378	*
	1,109	378	*
Total	$1,639	$7,793	$2,477
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and therefore included in “Other” category.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Net operating losses	$59,316	$1,115
General business credits	120,753	48,512
Intangibles	71,301	98,754
Stock-based compensation	14,855	14,874
Lease Liabilities	5,988	167
Other	4,359	6,873
Total deferred tax assets before valuation allowance	276,572	170,295
Deferred tax liabilities
ROU assets	(5,991)	(179)
Fixed assets	(2,349)	(1,206)
Stock-based compensation – Section 83(b) elections	(23)	(502)
Others	(1,316)	(115)
Total deferred tax liabilities	(9,679)	(2,002)
Less: valuation allowance	(270,299)	(168,293)
Net deferred tax assets after valuation allowance	$(3,406)	$—

In determining the need for a valuation allowance, the Company reviewed both positive and negative evidence pursuant to the requirements of ASC 740, Income Taxes, including current and historical results of operations, future income projections, and potential tax planning strategies. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the 3-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $270.3 million has been recorded, which reflects an increase in the valuation allowance of $102.0 million for the year ended December 31, 2025. As of December 31, 2024, a valuation allowance of $168.3 million has been recorded, which reflects an increase in the valuation allowance of $129.0 million for the year ended December 31, 2024. The determination of the realizability of deferred tax assets requires significant judgment in assessing if there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. If we continue to achieve positive operating results, we may release the valuation allowance associated with our U.S. deferred tax assets in future periods. A release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a material decrease to income tax expense for the period the release is recorded.
As of December 31, 2025 and 2024, the Company had gross federal net operating loss carryforwards of approximately $269.6 million and $1.8 million, respectively, which can be carried forward indefinitely, and state net operating loss carryforwards of $19.1 million and $10.4 million, respectively, which begin to expire in 2039. In addition, as of December 31, 2025 and 2024 the Company had federal research credit carryforwards of approximately $109.3 million and $43.6 million, respectively, which begin to expire in 2039, California research credit carryforwards of $68.1 million and $33.2 million, respectively, which can be carried forward indefinitely, and Canadian research credit carryforwards of $2.7 million and $2.0 million, respectively, which begin to expire in 2042. Net operating losses and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has performed a preliminary Section 382 analysis through December 31, 2022 and based on this analysis, approximately $0.2 million of its federal R&D credits will expire unutilized and has therefore removed them from the deferred tax asset and related carryforward disclosures as of December 31, 2022. No further Section 382 analysis was performed for 2024 and 2025 as the Company does not expect any limitation relating to ownership change due to the increased valuation of the Company.
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
The Company had approximately $45.9 million and $23.1 million unrecognized tax benefits as of December 31, 2025 and 2024, respectively. The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate due to the valuation allowance position.
A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance, beginning of period	$23,070	$3,993	$3,162
Decreases related to prior year tax positions	(1,104)	—	(1,024)
Increases related to current year tax positions	23,921	18,608	1,855
Increases related to prior year tax positions	—	469	—
Balance, end of period	$45,887	$23,070	$3,993

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax provision. The Company determined that no interest and penalties related to unrecognized tax benefits was required as of December 31, 2025 and 2024, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the reinstatement of 100% bonus depreciation, immediate expensing of domestic R&D costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has assessed the effects of the new tax legislation, including immediate expensing of domestic research and development expenditures for the calendar year, and the results have been reflected in the Form 10-K for the year ended December 31, 2025.
14.    Subsequent Events
The Company has evaluated subsequent events from December 31, 2025, the date of the consolidated financial statements, through February 20, 2026, the date the consolidated financial statements were issued.
On February 5, 2026, the Company entered into a Warrant Agreement with Amazon.com NV Investment Holdings LLC, to acquire up to an aggregate of 3,262,299 shares of common stock at an exercise price of $142.82 per share (the “2026 Warrant”). See Note 10 - Common Stock Warrants.
In February 2026, the Company entered into an agreement with a privately held company to acquire certain tangible assets, including laboratory equipment as well as a non‑exclusive IP license to all of the acquiree’s intellectual property existing prior to the closing date. The transaction closed in February 2026. The aggregate purchase price is approximately $70 million. In connection with the transaction, certain employees of the acquiree were hired by the Company, which the Company granted RSU awards subsequent to their employment start dates after the close of the transaction. The Company is in the process of evaluating the accounting of this transaction and related impacts on its financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

We previously reported two material weaknesses in our internal control over financial reporting as of December 31, 2024 relating to the following:

•We did not adequately design and maintain an effective risk assessment process at a sufficient precision level to identify risks of material misstatement in our consolidated financial statements. Specifically, the implementation of controls was not sufficient to respond to risks of a material misstatement to financial reporting, including a lack of effectively designed controls over segregation of duties, particularly over the preparation and review of journal entries and account reconciliations.

•We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized, and implemented appropriately.

We began remediation measures in 2024 and continued to develop and implement additional measures throughout 2025. We have remediated the material weaknesses through the following actions:
•engaging with external consultants with extensive Sarbanes-Oxley Act experience;

•establishing a qualitative and quantitative risk assessment process;
•designing, implementing, and operating controls related to the formalization of our accounting policies and procedures and financial reporting;
•hiring additional staff and implementing accounting processes to enhance the segregation of duties of accounting and IT processes responsibilities;
•designing, implementing, and operating controls over user access, change management, computer operations, and program development, and of controls over the review of Service Organization Control reports for in-scope SOX applications upon which we rely for internal control over financial reporting;
•designing, implementing, and operating controls related to significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries;
•formalizing the assessment of the relevant information and data used in key controls, including a plan to design and implement controls to incorporate the review of the accuracy and completeness of such items; and,
•forming a Disclosure Committee, which has oversight responsibility for the accuracy and timeliness of quarterly disclosures made by us through controls and procedures and the monitoring of their integrity and effectiveness.
We completed the design, testing and evaluation of the internal controls implemented and determined that as of December 31, 2025, the controls were designed, implemented, and were operating effectively for a sufficient period for management to conclude that the material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements

Our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified the amount, pricing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report as described in the table below:

Name	Title	Action	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date (2)
Stefan Dyckerhoff(3)	Director	Adoption	12/1/2025	Rule 10b5-1 Trading Arrangement	150,000	2/26/2027
Jitendra Mohan(4)	CEO, Director	Adoption	12/1/2025	Rule 10b5-1 Trading Arrangement	900,000(5)	3/16/2027
Sanjay Gajendra(6)	President, COO, Director	Adoption	12/2/2025	Rule 10b5-1 Trading Arrangement	960,000(5)	12/31/2026
Jack Lazar	Director	Adoption	12/2/2025	Rule 10b5-1 Trading Arrangement	20,000	3/3/2027
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

(3) The shares covered by this trading arrangement include certain shares that are held by trusts, limited partnerships and individual retirement accounts and may be deemed to be indirectly beneficially owned by Stefan Dyckerhoff.

(4) The shares covered by this trading arrangement include certain shares that are held by trusts and may be deemed to be indirectly beneficially owned by Jitendra Mohan.

(5) The shares subject to this trading arrangement also include certain shares subject to time-based RSUs that will be sold to satisfy applicable tax withholding and remittance obligations upon vesting of the RSUs during the applicable period. The total number of such shares that may be sold pursuant to such arrangement is not currently determinable, as the number of shares required to be sold will vary based on, among other things, the market price of our common stock at the time of settlement, the applicable withholding taxes at the time of settlement, and the potential future grant of additional equity awards subject to this arrangement. This trading arrangement, which also applies to RSUs held by the individual, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation, in accordance with the Company’s mandatory sell to cover policy.

(6) The shares covered by this trading arrangement include certain shares that are held by trusts and may be deemed to be indirectly beneficially owned by Sanjay Gajendra.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2026 annual meeting of stockholders, which will be filed within 120 days after the end of the fiscal year to which the Annual Report on Form 10-K relates (our “2026 Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

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
3.     Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Astera Labs, Inc.	8-K	001-1736297	3.1	3/28/2024

3.2	Second Amended and Restated Bylaws of Astera Labs, Inc	8-K	001-1736297	3.2	3/28/2024

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-277205	4.1	3/8/2024

4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and the investors thereto.	S-1	333-277205	4.2	2/21/2024

4.3	Description of Registrant’s Securities	10-K	001-41979	19.1	2/14/2025

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-277205	10.1	2/21/2024

10.2#	Amended and Restated 2018 Equity Incentive Plan, as amended, and forms of award agreements and sub-plans thereunder.	S-1/A	333-277205	10.2	3/1/2024

10.3#	2024 Stock Option and Incentive Plan, and forms of award agreements thereunder.	8-K	001-41979	10.2	5/7/2024

10.4#	2024 Employee Stock Purchase Plan.	8-K	001-41979	10.3	5/7/2024

10.5#	Change of Control Severance Policy.	S-1	333-277205	10.5	2/21/2024

10.6#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-277205	10.7	2/21/2024

10.7#	Offer Letter by and between the Registrant and Jitendra Mohan, dated March 13, 2018.	S-1	333-277205	10.8	2/21/2024

10.8#	Offer Letter by and between the Registrant and Sanjay Gajendra, dated March 13, 2018.	S-1	333-277205	10.9	2/21/2024

10.9#	Executive Employment Agreement by and between the Registrant and Michael Tate, dated July 21, 2020.	S-1	333-277205	10.10	2/21/2024

10.10#	Offer Letter by and between the Registrant and Philip Mazzara, dated February 7, 2022.	S-1	333-277205	10.11	2/21/2024

10.11	Warrant Agreement with Silicon Valley Bank, dated April 30, 2021.	S-1	333-277205	10.12	2/21/2024

10.12†	Warrant Agreement with Amazon.com NV Investment Holdings, LLC, dated October 14, 2022, as amended by Amendment No. 1 to Warrant Agreement, signed October 31, 2023.	S-1	333-277205	10.13	2/21/2024

10.13	Lease Agreement by and between the Registrant and Marriott Plaza Associates LP, dated February 21, 2020, as amended by the First Amendment to Lease Agreement, dated June 15, 2021, as further amended by the Second Amendment to Lease Agreement, dated March 20, 2022, the Third Amendment to Lease Agreement, dated January 30, 2023, the Fourth Amendment to Lease Agreement, dated December 16, 2023, and the Fifth Amendment to Lease Agreement, dated February 1, 2024.	S-1/A	333-277205	10.14	3/1/2024

10.14	Lease Agreement by and between the Registrant and SI 37, LLC, dated December 16, 2024	10-K	001-41979	10.15	2/14/2025

10.15	Amended and Restated Non-Employee Director Compensation Policy.					X

19.1	Insider Trading Policy	10-K	001-41979	19.1	2/14/2025

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Clawback Policy					X

101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101. SCH	Inline XBRL Schema Document

101. CAL	Inline XBRL Calculation Linkbase Document

101 DEF	Inline XBRL Definition Linkbase Document

101. LAB	Inline XBRL Labels Linkbase Document

101. PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
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

ASTERA LABS, INC

Date: February 20, 2026	By:	/s/ Jitendra Mohan

	Name:	Jitendra Mohan
	Title:	Chief Executive Officer

Date: February 20, 2026	By:	/s/ Michael Tate

	Name:	Michael Tate
	Title:	Chief Financial Officer

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

Signature	Title	Date

/s/Jitendra Mohan	Co-Founder, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2026
Jitendra Mohan

/s/Michael Tate	Chief Financial Officer (Principal Financial Officer)	February 20, 2026
Michael Tate

/s/ Germaine Cota	Vice President, Finance and Accounting (Chief Accounting Officer)	February 20, 2026
Germaine Cota

/s/Manuel Alba	Chair of the Board	February 20, 2026
Manuel Alba

/s/ Craig Barratt	Director	February 20, 2026
Craig Barratt

/s/Stefan Dyckerhoff	Director	February 20, 2026
Stefan Dyckerhoff

/s/Sanjay Gajendra	Co-Founder, President, Chief Operating Officer, and Director	February 20, 2026
Sanjay Gajendra

/s/Michael Hurlston	Director	February 20, 2026
Michael Hurlston

/s/Jack Lazar	Director	February 20, 2026
Jack Lazar

/s/ Bethany Mayer	Director	February 20, 2026
Bethany Mayer