Form 10-Q
period 2026-03-31
Astera Labs, Inc.
filed 2026-05-06
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒
As of April 30, 2026, there were 171,407,939 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

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

We may not actually achieve the plans, intentions, expectations or events disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors described under the heading “Risk Factors” included in this Quarterly Report on Form 10‑Q and those included within our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2026. The following include some, but not all, of the factors that could cause the outcome of the events described in our forward-looking statements to differ from those anticipated:

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

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$148,285	$167,611
Marketable securities	1,036,189	1,021,205
Accounts receivable, net	134,797	83,202
Inventory	60,156	58,979
Prepaid expenses and other current assets	33,509	31,033
Total current assets	1,412,936	1,362,030
Property and equipment, net	97,172	92,038
Goodwill	87,725	19,015
Other assets	61,382	58,740
Total assets	$1,659,215	$1,531,823

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,818	$42,362
Accrued expenses and other current liabilities	69,226	90,680
Total current liabilities	125,044	133,042
Other liabilities	40,223	35,147
Total liabilities	165,267	168,189
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 171,277 and 170,186 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital	1,404,063	1,348,969
Accumulated other comprehensive (loss) income	(780)	4,310
Retained earnings	90,648	10,338
Total stockholders’ equity	1,493,948	1,363,634
Total liabilities and stockholders’ equity	$1,659,215	$1,531,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$308,361	$159,442
Cost of revenue	73,220	40,031
Gross profit	235,141	119,411
Operating expenses
Research and development	125,634	64,554
Sales and marketing	21,899	21,702
General and administrative	25,775	21,870
Total operating expenses	173,308	108,126
Operating income	61,833	11,285
Interest income	11,581	10,432
Income before income taxes	73,414	21,717
Income tax benefit	(6,896)	(10,102)
Net income	$80,310	$31,819

Net income per share attributable to common stockholders:
Basic	$0.47	$0.19
Diluted	$0.44	$0.18
Weighted-average shares used in calculating net income per share attributable to common stockholders:
Basic	170,726	163,194
Diluted	181,157	178,116
Other comprehensive income
Unrealized (loss) gain on marketable securities, net of taxes	$(5,090)	$1,602
Total other comprehensive (loss) gain	(5,090)	1,602
Total comprehensive income	$75,220	$33,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	170,186	$17	$1,348,969	$4,310	$10,338	$1,363,634
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	98	—	114	—	—	114
Issuance of common stock upon vesting of restricted stock units	993	—	—	—	—	—
Stock-based compensation	—	—	52,883	—	—	52,883
Warrants contra revenue	—	—	2,097	—	—	2,097
Unrealized loss on marketable securities	—	—	—	(5,090)	—	(5,090)
Net income	—	—	—	—	80,310	80,310
Balances as of March 31, 2026	171,277	$17	$1,404,063	$(780)	$90,648	$1,493,948

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	162,018	$16	$1,173,153	$426	$(208,796)	$964,799
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	575	—	522	—	—	522
Issuance of common stock upon vesting of restricted stock units	2,314	—	—	—	—	—
Stock-based compensation	—	—	42,446	—	—	42,446
Warrants contra revenue	—	—	374	—	—	374
Unrealized gains on marketable securities	—	—	—	1,602	—	1,602
Net income	—	—	—	—	31,819	31,819
Balances as of March 31, 2025	164,907	$16	$1,216,495	$2,028	$(176,977)	$1,041,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$80,310	$31,819
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	48,913	42,446
Depreciation and amortization	3,710	1,125
Non-cash operating lease expense	1,177	696
Warrants contra revenue	2,097	374
Accretion of discounts on marketable securities	(1,202)	(2,542)
Other, net	(1,313)	(1,025)
Changes in operating assets and liabilities:
Accounts receivable, net	(51,789)	(30,968)
Inventory	346	(6,787)
Prepaid expenses and other assets	13,889	(14,495)
Accounts payable	(699)	2,226
Accrued expenses and other liabilities	(20,841)	(12,365)
Net cash provided by operating activities	74,598	10,504
Cash flows from investing activities
Purchases of property and equipment	(7,586)	(4,539)
Purchases of marketable securities	(156,628)	(190,821)
Sales and maturities of marketable securities	137,756	191,420
Payments for business combinations, net of cash acquired	(65,049)	—
Other investing activities	(2,500)	—
Net cash used in investing activities	(94,007)	(3,940)
Cash flows from financing activities
Proceeds from exercises of stock options	82	386
Net cash provided by financing activities	82	386
Net (decrease) increase in cash, cash equivalents, and restricted cash	(19,327)	6,950
Cash, cash equivalents, and restricted cash (1)
Beginning of the period	167,684	80,044
End of the period	$148,357	$86,994
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial information. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 20, 2026.
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
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026 compared with the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 20, 2026.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company’s significant estimates include, but are not limited to, revenue recognition, the valuation of acquired intangible assets, the valuation and realizability of deferred tax assets, reserves for uncertain tax positions, useful life of production equipment, the valuation of warrants, and the valuation and assumptions underlying stock-based compensation. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates.

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

Reclassifications
Certain prior period balances were reclassified to conform to the current period’s presentation. None of these reclassifications had an impact on reported net income, balance sheets, or cash flows for any of the periods presented.
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

2. Segment and Geographical Information
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM uses net income to evaluate the return on assets and to determine investment opportunities related to product development, platform enhancements, and new technologies. The CODM also uses net income to monitor budget versus actual results. The Company manages its operations and allocates resources as a single operating segment.

The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$308,361	$159,442
Less:
Cost of revenue	73,220	40,031
Stock-based compensation (1)	48,414	42,484
Personnel-related expenses (1)	63,305	42,439
Other segment items (2)	43,112	2,669
Consolidated net income	$80,310	$31,819
(1) Stock-based compensation and personnel-related expenses presented in the above table are related to operating expenses and exclude amounts included in the cost of revenue.
(2) Other segment items included are primarily related to interest income, income tax benefit, engineering design related costs, and professional and consulting services fees.

Revenue by location is determined by the billing address of the Company’s customers, which includes the Company’s end customers’ manufacturing partners and the Company’s distributors.

The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
Taiwan	$93,155	$76,818
Singapore	91,138	31,421
China	89,571	44,638
United States	14,967	3,301
Other	19,530	3,264
Total	$308,361	$159,442
The Company had the following customers that individually comprised 10% or more of its revenue:

	Three Months Ended March 31,
	2026	2025
Customer A	29%	12%
Customer B	21%	26%
Customer C	16%	*
Customer D	12%	23%
Customer E	12%	*
Customer F	*	19%
*Less than 10% of total revenue
Certain of the customers listed above are manufacturing partners that purchase the Company's products on behalf of the Company’s end customers. As end customers may shift production volumes among their manufacturing partners from period to period, the revenue concentration percentages attributable to individual direct customers may fluctuate in a manner that is not necessarily representative of changes in underlying end-customer demand.

The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	March 31, 2026	December 31, 2025
Customer A	25%	*
Customer B	20%	27%
Customer C	16%	14%
Customer D	17%	*
Customer E	13%	28%
*Less than 10% of total accounts receivable, net
The Company did not recognize any material allowance for credit losses as of March 31, 2026 and December 31, 2025.
Property and equipment, net by geographic location is based on the location of the asset. As of March 31, 2026, 23% and 69% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively. As of December 31, 2025, 20% and 73% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively.
3. Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$130,361	$-	$-	$130,361
Total cash equivalents	$130,361	$-	$-	$130,361
Marketable securities
U.S. treasury and agency securities	$202,999	$235	$(434)	$202,800
Commercial paper	9,619	1	(7)	9,613
Corporate debt securities	824,351	1,307	(1,882)	823,776
Total marketable securities	$1,036,969	$1,543	$(2,323)	$1,036,189

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$142,772	$-	$-	$142,772
Commercial paper	5,496	-	(1)	5,495
Total cash equivalents	$148,268	$-	$(1)	$148,267
Marketable securities
U.S. treasury and agency securities	$203,175	$630	$(11)	$203,794
Commercial paper	11,459	4	(1)	11,462
Corporate debt securities	802,261	3,800	(112)	805,949
Total marketable securities	$1,016,895	$4,434	$(124)	$1,021,205

As of March 31, 2026 and December 31, 2025, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material. Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
The contractual maturities of cash equivalents and marketable securities classified as available-for-sale are as follows (in thousands):

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$441,213	$441,573	$463,417	$464,282
Due after one year through five years	726,117	724,977	701,746	705,190
Total available-for-sale securities	$1,167,330	$1,166,550	$1,165,163	$1,169,472
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses as of March 31, 2026 and December 31, 2025 or impairment charges for the three months ended March 31, 2026 and 2025.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2026 and 2025.
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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$130,361	$—	$130,361
Total cash equivalents	$130,361	$—	$130,361
Marketable securities
U.S. treasury and agency securities	$—	$202,800	$202,800
Commercial paper	—	9,613	9,613
Corporate debt securities	—	823,776	823,776
Total marketable securities	$—	$1,036,189	$1,036,189

	As of December 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$142,772	$-	$142,772
Commercial paper	-	5,495	5,495
Total cash equivalents	$142,772	$5,495	$148,267
Marketable securities
U.S. treasury and agency securities	$-	$203,794	$203,794
Commercial paper	-	11,462	11,462
Corporate debt securities	-	805,949	805,949
Total marketable securities	$-	$1,021,205	$1,021,205
As of March 31, 2026 and December 31, 2025, there were no marketable securities with Level 3 fair value hierarchy measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Goodwill, intangible assets, property, plant and equipment, and certain equity investments without readily determinable fair values are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, these assets are measured at fair value during such period. There was no impairment on these assets during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
5. Condensed Consolidated Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Raw materials	$298	$84
Work-in-progress	46,572	35,752
Finished goods	13,286	23,143
Total inventory	$60,156	$58,979

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Construction in progress	$40,921	$40,510
Laboratory equipment	28,303	21,603
Production equipment	28,171	28,171
Leasehold improvements	12,373	11,439
Other	2,836	2,037
Property and equipment, gross	112,604	103,760
Less: accumulated depreciation	(15,432)	(11,722)
Total property and equipment, net	$97,172	$92,038
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $3.7 million and $1.1 million, respectively. Construction in progress primarily includes production equipment costs capitalized relating to the Company’s future products and will be placed in service and begin to depreciate when related manufacturing commences. Production equipment has been placed into service for the manufacturing of released products.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$22,764	$46,510
Accrued software license costs	8,792	7,632
Holdback in connection with acquisitions	6,559	1,559
Accrued production equipment	412	13,500
Other current liabilities	30,699	21,479
Total accrued expenses and other current liabilities	$69,226	$90,680
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2026	2025
ROU assets obtained in exchange for lease obligations	$12,215	$250
Purchases of property and equipment in accounts payable, accrued expenses and other current liabilities	$16,194	$582
6. Business Combinations
On February 9, 2026, the Company acquired certain assets of a privately held company that develops data center acceleration solutions designed to make data storage and processing faster, more efficient, and more cost-effective. In connection with the acquisition, the Company added highly skilled workforce and technology to enable development of its products and solutions. The total purchase consideration was $74.0 million, which consisted of $65.0 million in cash, $5.0 million in holdback for general indemnities, and $4.0 million in share-based consideration. The transaction has been accounted for as a business combination.
The purchase price was allocated on a preliminary basis to goodwill of $68.4 million and an immaterial amount to intangible assets and net identifiable assets acquired. Goodwill primarily relates to expected synergies and assembled workforce and is not deductible for U.S. federal income tax purposes.

Additional information related to the acquisition, such as that related to income tax and other contingencies, existing as of the acquisition date may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.

During the three months ended March 31, 2026, the Company had immaterial measurement period adjustments to goodwill.
7. Leases
The Company has entered into operating leases primarily for office real estate in the United States and internationally. From time to time, the Company entered into a new leases and renewed existing leases in the ordinary course of business to support its ongoing operations and growth. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms for all leases.
Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Assets
Operating lease ROU assets, net	$33,874	$22,810
Liabilities
Operating lease liabilities, current	$5,695	$4,146
Operating lease liabilities, noncurrent	36,155	26,828
Total lease liabilities	$41,850	$30,974
Operating lease ROU assets, net are included in other assets; operating lease liabilities, current are included in accrued expenses and other current liabilities; and operating lease liabilities, non-current are included in other liabilities, on the condensed consolidated balance sheets.

The weighted-average remaining lease term and discount rates were as follows:

	As of
	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	6.5	6.4
Weighted average discount rate	6.8%	7.1%
The future minimum operating lease payments for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31	Operating Leases
Remainder of 2026	$6,183
2027	8,885
2028	8,766
2029	8,308
2030	5,349
Thereafter	15,205
Total future minimum lease payments	52,696
Less: Imputed interest	(10,846)
Total operating lease liabilities	$41,850
As of March 31, 2026, the Company had entered into lease agreements associated with the exercise of an existing expansion option at its headquarters in San Jose, California. These agreements result in total estimated future undiscounted lease obligations of $14.8 million. The lease terms are expected to commence at various dates between April 2026 and March 2027 and will expire in November 2032.

8. Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts or to perform certain services. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation. The Company’s purchase commitments also include payments for software licenses and cloud services when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments as of March 31, 2026 (in thousands):

Purchase Commitments
Remainder of 2026	$29,594
2027	34,960
2028	14,701
2029	339
2030	21
Total purchase commitments	$79,615
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
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2026 and December 31, 2025.
9. Common Stock Warrants
In October 2022, the Company issued a warrant to a customer (“Holder”) to purchase an aggregate of up to 1,484,230 shares of Common Stock (the “Customer Warrant”). The exercise period of the Customer Warrant is through the seventh anniversary of the issue date.
In October 2023, the Company amended the Customer Warrant and issued an additional warrant to the Holder to purchase an aggregate of up to 831,945 shares of Common Stock (the “2023 Warrant”), with the same exercise period as the Customer Warrant. The 2023 Warrant will vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of purchases by the Holder and its affiliates to the Company.
In February 2026, the Company issued a warrant to the Holder to acquire up to an aggregate of 3,262,299 shares of common stock at an exercise price of $142.82 per share (the “2026 Warrant”, and together with the Customer Warrant and the 2023 Warrant, the “Warrants”). The 2026 Warrant will vest and become exercisable over the contract term, contingent upon the achievement of performance conditions, comprised of specified tranches of purchases by the Holder and its affiliates to the Company.
The grant date fair value of the 2026 Warrant were determined to be $85.83 per share, using the Black-Scholes-

Merton option pricing model, for maximum total 2026 Warrant fair value of $280.0 million. The per share grant date fair values of the 2026 Warrant were estimated using the following assumptions:

2026 Warrant
Expected dividend yield	—%
Risk-free interest rate	4.3%
Expected volatility	54.8%
Expected term (in years)	7.0
Per share fair value of common stock	$142.82

As of March 31, 2026 and December 31, 2025, an aggregate of 1,331,902 shares and 1,165,513 shares, respectively, of the underlying Warrants were vested and exercisable. Additionally, an aggregate of 73,085 and 30,589 shares were probable of vesting as of March 31, 2026 and December 31, 2025, respectively. There were no warrant exercises as of March 31, 2026.
The Company recognized $2.1 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until January 2, 2033.
10. Stock-Based Compensation
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$499	$(38)
Research and development	29,404	19,186
Sales and marketing	9,892	12,319
General and administrative	9,118	10,979
Total(1)	$48,913	$42,446
(1) Stock-based compensation expense for the three months ended March 31, 2026 did not include the $4.0 million in share-based consideration related to acquisitions, see Note 6 - Business Combinations for further details.
Stock Options
A summary of stock option activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	2,721	$0.86	5.5	$450,336
Exercised	(98)	0.84
Outstanding as of March 31, 2026	2,623	$0.86	4.8	$285,224
Vested and expected to vest as of March 31, 2026	2,623	$0.86	4.8	$285,224
Exercisable as of March 31, 2026	2,591	$0.87	4.7	$281,727
As of March 31, 2026, there was approximately $0.6 million of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 1.3 years, using the straight-line method.

Restricted Stock Units (“RSUs”)
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2025	9,354	$51.39
Granted	1,127	142.91
Vested	(993)	31.50
Cancelled and forfeited	(208)	81.68
Outstanding as of March 31, 2026	9,280	$63.96
As of March 31, 2026, there was $457.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
Performance Stock Units (“PSUs”)
A summary of PSU activity under the 2024 Plan is as follows (in thousands, except per share data):

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	177	$126.64
Granted	206	150.74
Vested	-	-
Cancelled and forfeited	-	-
Outstanding as of March 31, 2026	383	$139.58
As of March 31, 2026, there was $43.1 million of unrecognized stock-based compensation expense related to these PSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

11. Net Income per Common Share
The following table sets forth the computation of basic and diluted net income per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$80,310	$31,819

Shares used in net income per share computations:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	170,726	163,194
Effect of potentially dilutive equivalent shares	10,431	14,922
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	181,157	178,116

Net income per share attributable to common stockholders, basic	$0.47	$0.19
Net income per share attributable to common stockholders, diluted	$0.44	$0.18
Potentially dilutive securities include dilutive common stock from assumed exercise of stock options, RSUs, Warrants, and Employee Stock Purchase Plan shares using the treasury stock method. Under the treasury stock method, potential shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive. Anti-dilutive potential shares are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs	600	577
12. Income Taxes
The Company's income tax benefit recognized for the three months ended March 31, 2026 and 2025 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Income tax benefit	$(6,896)	$(10,102)
Effective tax rate	(9.4)%	(46.5)%
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and development costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions were effective in 2025 and others becoming effective through 2027. The Company has assessed the effects of the new tax legislation, including immediate expensing of domestic research and development expenditures and revisions to foreign-derived intangible income provision for the calendar year, and the results have been reflected in its condensed consolidated financial statements for the three months ended March 31, 2026.
The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three months ended March 31, 2026 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, foreign derived intangible income deduction and U.S. research and development credits, which results in current tax benefits. The determination of the realizability of deferred tax assets requires significant judgment in assessing if there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. If the Company continues to achieve positive operating results, it may release the valuation allowance associated with its U.S. deferred tax assets in future periods. A release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a material decrease to income tax expense for the period the release is recorded.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 20, 2026. As discussed in the section titled “Special Note about Forward-Looking Statements,” this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” and included elsewhere in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K filed with the SEC on February 20, 2026.
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
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021, $79.9 million in 2022, $115.8 million in 2023, $396.3 million in 2024, and to $852.5 million in 2025. Our revenue was $308.4 million for the three months ended March 31, 2026, driven by a sizable increase in demand for our products.

Summary of Financial Highlights

Our revenue was $308.4 million for the three months ended March 31, 2026, compared to $159.4 million for the same period in 2025, representing an increase of 93% year over year.
Gross margin increased by 136 basis points (“bps”) to 76.3% for the three months ended March 31, 2026, compared to 74.9% for the same period in 2025.

Operating income was $61.8 million for the three months ended March 31, 2026, compared to $11.3 million for the same period in 2025, representing an increase of 448% year over year.
Net income was $80.3 million for the three months ended March 31, 2026, compared to $31.8 million for the same period in 2025, representing an increase of 152% year over year.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue	$308,361	$159,442	$148,919	93%
Total revenue increased $148.9 million, or 93%, for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in overall unit shipments driven by higher demand for our Scorpio, Aries, and Taurus products, as well as higher overall average selling prices resulting from an increased mix of hardware modules and Scorpio products.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages and bps)
Cost of revenue	$73,220	$40,031	$33,189	83%
Gross profit	235,141	119,411	115,730	97%
Gross margin	76.3%	74.9%	136 bps
Total cost of revenue increased $33.2 million, or 83%, for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher overall unit shipments and a favorable shift in product mix.
Gross margin increased 136 bps to 76.3% for the three months ended March 31, 2026 compared to 74.9% for the same period in 2025. The increase was primarily driven by a favorable product mix.

Research and Development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Research and development	$125,634	$64,554	$61,080	95%
Percentage of revenue	41%	40%
Research and development expense increased $61.1 million, or 95%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to a $29.3 million increase in overall spending to support our R&D initiatives, which includes hardware design, software license, and cloud hosting services costs, a $17.1 million increase in personnel-related costs and $10.2 million of non-cash stock-based compensation expenses resulting from a 90% increase in headcount, and $3.1 million increase in other operating costs to support our business expansion.
Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Sales and marketing	$21,899	$21,702	$197	1%
Percentage of revenue	7%	14%
Sales and marketing expense increased by $0.2 million, or 1%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to a $2.0 million increase in personnel-related costs resulting from a 55% increase in headcount and $0.3 million in other operating costs to support our business expansion, partially offset by a $2.4 million decrease in non-cash stock-based compensation expenses.
General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
General and administrative	$25,775	$21,870	$3,905	18%
Percentage of revenue	8%	14%
General and administrative expense increased $3.9 million, or 18%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to a $2.5 million increase in professional services fees associated with the continued development of our public company infrastructure, a $1.8 million increase in personnel-related costs resulting from a 57% increase in headcount, a $1.5 million increase in other operating costs to support our business expansion. The increase was partially offset by a $1.9 million decrease in non-cash stock-based compensation expenses.
Interest Income

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Interest income	$11,581	$10,432	$1,149	11%

For the three months ended March 31, 2026, interest income increased $1.1 million, or 11%, compared to the same period in 2025, primarily due to higher average balances of short-term investments and cash equivalents as a result of cash flow from operations.
Income Tax Benefit

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Income tax benefit	$(6,896)	$(10,102)	$3,206	(32)%
The benefit from income tax decreased $3.2 million, or 32%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a decrease in excess tax benefits related to equity compensation.
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

A reconciliation of our GAAP gross profit and GAAP gross margin, the most directly comparable GAAP financial measures, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except percentages)
GAAP gross profit	$235,141	$119,411
Stock-based compensation expense	499	(38)
Non-GAAP gross profit	$235,640	$119,373

GAAP gross margin	76.3%	74.9%
Stock-based compensation expense	0.2	—
Non-GAAP gross margin (1)	76.4%	74.9%
(1) Total may not sum due to rounding.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as operating income presented in accordance with GAAP, adjusted to exclude non-cash stock-based compensation expenses and acquisition-related costs. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We have presented non-GAAP operating income and non-GAAP operating margin because we consider them useful metrics for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of non-cash stock-based compensation expense and acquisition-related costs, a charge that can vary from period to period or are one time charges for reasons that are unrelated to our core operating performance. These metrics also provide investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.
A reconciliation of our GAAP operating income and GAAP operating margin, the most directly comparable GAAP financial measures, to non-GAAP operating income and non-GAAP operating margin is presented below:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except percentages)
GAAP operating income	$61,833	$11,285
Stock-based compensation expense	48,913	42,446
Acquisition-related costs (1)	983	—
Non-GAAP operating income	$111,729	$53,731

GAAP operating margin	20.1%	7.1%
Stock-based compensation expense	15.9	26.6
Acquisition-related costs (1)	0.3	—
Non-GAAP operating margin (2)	36.2%	33.7%
(1) Acquisition-related costs include certain incremental expenses incurred to effect a business combination such as third-party costs: advisory, legal, accounting, valuation, and other professional fees.
(2) Total may not sum due to rounding.
Non-GAAP Net Income
We monitor non-GAAP net income for planning and performance measurement purposes. We define non-GAAP net income as net income presented in accordance with GAAP on our condensed consolidated statements of operations, excluding the impact of non-cash stock-based compensation expenses, acquisition-related costs, and the related tax impact on the adjustments. We have presented non-GAAP net income because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance.
A reconciliation of our GAAP net income, the most directly comparable GAAP financial measure, to our non-GAAP net income is presented below:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
GAAP net income	$80,310	$31,819
Stock-based compensation expense	48,913	42,446
Acquisition-related costs (1)	983	—
Income tax effect (2)	(20,137)	(14,638)
Non-GAAP net income	$110,069	$59,627
(1) Acquisition-related costs include certain incremental expenses incurred to effect a business combination such as third-party costs: advisory, legal, accounting, valuation, and other professional fees.
(2) Income tax effect is calculated based on the tax laws in the jurisdictions in which we operate and is calculated to exclude the impact of non-cash stock-based compensation expense and one-off discrete tax adjustments that are unrelated to our core operating performance. We no longer maintain valuation allowance for non-GAAP purposes due to our cumulative tax profits on a non-GAAP basis. For the three months ended March 31, 2026 and 2025, the non-GAAP tax rate was approximately 11% and 7%, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from equity issuances including net proceeds from our IPO, and cash generated from the sale of our products. As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $1.2 billion. Our principal use of cash is to fund our operations, invest in research and development, fund capital expenditures for production equipment, acquisitions of businesses or technologies, and to support our overall growth.
We generated $74.6 million in cash flow from operating activities for the three months ended March 31, 2026 and a retained earnings of $90.6 million as of March 31, 2026. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production equipment, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$74,598	$10,504	$64,094
Net cash used in investing activities	$(94,007)	$(3,940)	$(90,067)
Net cash provided by financing activities	$82	$386	$(304)

Change in Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $74.6 million, compared to $10.5 million for the comparable period in 2025. The $64.1 million increase in operating cash inflows was a result of a $48.5 million increase in net income, higher non-cash charges of $12.3 million, and a favorable change of $3.3 million from changes in operating assets and liabilities. The higher non-cash charges of $12.3 million were primarily due to a $6.5 million increase in stock-based compensation expense, $2.6 million increase in depreciation and amortization, a $1.7 million increase in warrants contra revenue, and $1.3 million increase in accretion of discounts on marketable securities. The favorable change of $3.3 million in operating assets and liabilities was predominantly attributable to a $28.4 million favorable change in the prepaid expenses and other assets, and a $7.1 million favorable change in inventory. The favorable change was partially offset by (i) a $20.8 million unfavorable changes in accounts receivable due to higher product sales and the timing of customer payments, and (ii) a $11.4 million unfavorable change in accounts payables and accrued other liabilities primarily due to the timing of payments.
Change in Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $94.0 million, compared to $3.9 million for the comparable period in 2025. The $90.1 million increase in cash used in investing activities was primarily due to a $65.0 million increase associated with the acquisition of a business, a $53.7 million decrease in proceeds from sales and maturities of marketable securities, and a $3.0 million increase in proceeds used in purchase of property and equipment, partially offset by a $34.2 million decrease in purchases of marketable securities.
Change in Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $0.1 million, compared to $0.4 million for the comparable period in 2025. The $0.3 million decrease in cash provided by financing activities was primarily due to a decrease related to proceeds received from exercises of stock options.
Material Cash Requirements

Operating lease commitments. Our operating lease commitments primarily include corporate offices. For an additional discussion of our operating lease commitments, see Note 7 - Leases in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchase commitments. Our purchase commitments are primarily related to software licenses, cloud hosting services, or performance of certain services. For an additional discussion of our purchase commitments, see Note 8 in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For an additional discussion of our Material Cash Requirements, see Note 8 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Indemnification Agreements
See Note 8 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
For more information, see Note 1 - Nature of Business and Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk and foreign currency exchange risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes to the interest rate and foreign currency exchange risk described as of December 31, 2025.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1#	Offer Letter by and between the Registrant and Desmond Lynch, dated February 4, 2026.	8-K	001-41979	10.2	2/10/2026

10.2#	Transition Agreement by and between the Registrant and Michael Tate, dated February 9, 2026.	8-K	001-41979	10.1	2/10/2026

10.3†	Warrant Agreement with Amazon.com NV Investment Holdings, LLC, dated February 5, 2026.	8-K	001-41979	4.1	2/10/2026

10.4†	Transaction Agreement, dated as of February 5, 2026, by and between the Company and Amazon, Inc.	8-K	001-41979	10.1	2/10/2026

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101. SCH	Inline XBRL Schema Document

101. CA:	Inline XBRL Calculation Linkbase Document

101 DEF	Inline XBRL Definition Linkbase Document

101. LAB	Inline XBRL Labels Linkbase Document

101. PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

_________
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
#    Indicates management contract or compensatory plan, contract or agreement.
†    Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTERA LABS, INC.

Date: May 5, 2026	By:	/s/ Desmond Lynch
	Name:	Desmond Lynch
	Title:	Chief Financial Officer