Form 10-Q
period 2026-06-30
Astera Labs, Inc.
filed 2026-08-05
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒
As of July 31, 2026, there were 173,485,104 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

Special Note about Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipated,” “believe,” “budget,” “can,” “committed,” “continued,” “could,” “designed,” “estimates,” “expect,” “forecasted,” “future,” “growing,” “indicative,” “intended,” “likely,” “may,” “mission,” “opportunities,” “plan,” “position,” “potential,” “predict,” “probable,” “projections,” “scheduled,” “should,” “to be,” “trends,” “uncertainty,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements include, but are not limited to, statements relating to our business plans, strategies, market or investment opportunities, customers, infrastructure, platform, products and services, including future production and investments therein and anticipated benefits therefrom; demand; our future financial or operating statements, performance and growth (such as revenue, gross profit and margins, expenses, income (losses) and other operating results); our future cash flows, expenditures, requirements, uses, sufficiency and funding sources; our accounting practices and policies (including the impacts associated with them and accounting pronouncements, estimates, accruals, amortizations, marketable securities, commitments/contingencies, warrant vesting, the period over which expenses are expected to be realized and non-GAAP financial measures); our taxes; our personnel and operations; our disclosure and internal controls, procedures and remediation efforts; our lease terms, including any renewal and future payments; our risk factors; our merger and acquisition activities; and our legal and compliance matters such as legal proceedings and 10b5-1 trading arrangements.

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
•our ability to adequately foresee and manage the effects and timing of any changes in cloud and AI infrastructure market conditions and our customers' product purchases and deployment of systems incorporating our products;
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

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$111,453	$167,611
Marketable securities	1,141,505	1,021,205
Accounts receivable, net	192,469	83,202
Inventory	113,781	58,979
Prepaid expenses and other current assets	92,687	31,033
Total current assets	1,651,895	1,362,030
Property and equipment, net	119,284	92,038
Goodwill	91,557	19,015
Other assets	68,765	58,740
Total assets	$1,931,501	$1,531,823

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53,930	$42,362
Accrued expenses and other current liabilities	110,377	90,680
Total current liabilities	164,307	133,042
Other liabilities	41,490	35,147
Total liabilities	205,797	168,189
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 173,485 and 170,186 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital	1,485,320	1,348,969
Accumulated other comprehensive (loss) income	(3,369)	4,310
Retained earnings	243,736	10,338
Total stockholders’ equity	1,725,704	1,363,634
Total liabilities and stockholders’ equity	$1,931,501	$1,531,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$392,400	$191,925	$700,761	$351,367
Cost of revenue	104,833	46,362	178,053	86,393
Gross profit	287,567	145,563	522,708	264,974
Operating expenses
Research and development	135,898	66,724	261,532	131,278
Sales and marketing	26,372	18,609	48,271	40,311
General and administrative	36,049	20,456	61,824	42,326
Total operating expenses	198,319	105,789	371,627	213,915
Operating income	89,248	39,774	151,081	51,059
Interest and other income	13,577	10,885	25,158	21,317
Income before income taxes	102,825	50,659	176,239	72,376
Income tax benefit	50,263	560	57,159	10,662
Net income	$153,088	$51,219	$233,398	$83,038

Net income per share attributable to common stockholders:
Basic	$0.89	$0.31	$1.36	$0.51
Diluted	$0.83	$0.29	$1.28	$0.47
Weighted-average shares used in calculating net income per share attributable to common stockholders:
Basic	172,378	165,428	171,557	164,316
Diluted	183,340	178,100	182,254	178,281
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net of taxes	$(2,589)	$846	$(7,679)	$2,448
Total other comprehensive (loss) gain	(2,589)	846	(7,679)	2,448
Total comprehensive income	$150,499	$52,065	$225,719	$85,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2026	171,277	$17	$1,404,063	$(780)	$90,648	$1,493,948
Issuance of common stock upon exercise of stock options	930	—	755	—	—	755
Issuance of common stock upon vesting of restricted and performance stock units	1,100	—	—	—	—	—
Issuance of common stock upon exercise of warrants	126	—	—	—	—	—
Shares issued under employee stock purchase plan	52	—	6,294	—	—	6,294
Stock-based compensation	—	—	63,992	—	—	63,992
Warrants contra revenue	—	—	10,216	—	—	10,216
Unrealized loss on marketable securities	—	—	—	(2,589)	—	(2,589)
Net income	—	—	—	—	153,088	153,088
Balances as of June 30, 2026	173,485	$17	$1,485,320	$(3,369)	$243,736	$1,725,704

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2025	164,907	$16	$1,216,495	$2,028	$(176,977)	$1,041,562
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	321	—	506	—	—	506
Issuance of common stock upon vesting of restricted stock units	924	1	—	—	—	1
Shares issued under employee stock purchase plan	59		4,345	—	—	4,345
Stock-based compensation	—	—	35,474	—	—	35,474
Warrants contra revenue	—	—	1,761	—	—	1,761
Unrealized gains on marketable securities	—	—	—	846	—	846
Net income	—	—	—	—	51,219	51,219
Balances as of June 30, 2025	166,211	$17	$1,258,581	$2,874	$(125,758)	$1,135,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	170,186	$17	$1,348,969	$4,310	$10,338	$1,363,634
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	1,028	—	869	—	—	869
Issuance of common stock upon vesting of restricted and performance stock units	2,093	—	—	—	—	—
Issuance of common stock upon exercise of warrants	126	—	—	—	—	—
Shares issued under employee stock purchase plan	52	—	6,294	—	—	6,294
Stock-based compensation	—	—	116,875	—	—	116,875
Warrants contra revenue	—	—	12,313	—	—	12,313
Unrealized loss on marketable securities	—	—	—	(7,679)	—	(7,679)
Net income	—	—	—	—	233,398	233,398
Balances as of June 30, 2026	173,485	$17	$1,485,320	$(3,369)	$243,736	$1,725,704

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	162,018	$16	$1,173,153	$426	$(208,796)	$964,799
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	896	—	1,028	—	—	1,028
Issuance of common stock upon vesting of restricted stock units	3,238	1	—	—	—	1
Shares issued under employee stock purchase plan	59	—	4,345	—	—	4,345
Stock-based compensation	—	—	77,920	—	—	77,920
Warrants contra revenue	—	—	2,135	—	—	2,135
Unrealized gains on marketable securities	—	—	—	2,448	—	2,448
Net income	—	—	—	—	83,038	83,038
Balances as of June 30, 2025	166,211	$17	$1,258,581	$2,874	$(125,758)	$1,135,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$233,398	$83,038
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	112,905	77,920
Depreciation and amortization	7,639	2,517
Non-cash operating lease expense	2,718	1,522
Warrants contra revenue	12,313	2,136
Accretion of discounts on marketable securities	(2,180)	(4,489)
Other, net	(2,961)	734
Changes in operating assets and liabilities:
Accounts receivable, net	(109,461)	14,491
Inventory	(53,127)	(14,577)
Prepaid expenses and other assets	(41,422)	(18,474)
Accounts payable	2,811	4,607
Accrued expenses and other liabilities	(357)	(3,555)
Net cash provided by operating activities	162,276	145,870
Cash flows from investing activities
Purchases of property and equipment	(28,054)	(6,562)
Purchases of marketable securities	(359,732)	(404,682)
Sales and maturities of marketable securities	233,933	343,611
Payments for business combinations, net of cash acquired	(69,214)	—
Other investing activities	(2,500)	—
Net cash used in investing activities	(225,567)	(67,633)
Cash flows from financing activities
Proceeds from exercises of stock options	836	778
Proceeds from employee stock purchase plan	6,294	4,345
Net cash provided by financing activities	7,130	5,123
Net (decrease) increase in cash, cash equivalents, and restricted cash	(56,161)	83,360
Cash, cash equivalents, and restricted cash (1)
Beginning of the period	167,684	80,044
End of the period	$111,523	$163,404
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
The Company’s patented software-defined platform approach delivers critical connectivity performance, enables flexibility and customization, and supports observability and predictive analytics. This approach aims to efficiently address the data, network, and memory bottlenecks, scalability, and other unique infrastructure requirements of its hyperscalers and system original equipment manufacturer (“OEM”) customers.
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
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2026 compared with the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 20, 2026.
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
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the income statement and disclosures about specific expense categories included in the expense captions presented in the statements of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these new standards will have on its consolidated financial statements and related disclosures.
In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 reduces diversity in practice and improves the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company does not expect a material impact from the adoption of this ASU on its consolidated financial statements and related disclosures.

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

The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$392,400	$191,925	$700,761	$351,367
Less:
Cost of revenue	104,833	46,362	178,053	86,393
Stock-based compensation (1)	62,300	35,121	110,714	77,605
Personnel-related expenses (1)	87,003	43,843	150,308	86,282
Other segment items (2)	(14,824)	15,380	28,288	18,049
Consolidated net income	$153,088	$51,219	$233,398	$83,038
(1) Stock-based compensation and personnel-related expenses presented in the above table are related to operating expenses and exclude amounts included in the cost of revenue.
(2) Other segment items included are primarily related to income tax benefit, interest income, engineering related costs such as hardware design, software license, and cloud hosting services costs, and professional and consulting services fees.

Revenue by location is determined by the billing address of the Company’s customers, which includes the Company’s end customers’ manufacturing partners and the Company’s distributors.

The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
China	$152,696	$59,056	$242,267	$103,694
Singapore	113,734	66,447	204,872	97,868
Taiwan	105,768	56,644	198,923	133,462
United States	5,531	2,218	20,498	5,519
Other	14,671	7,560	34,201	10,824
Total	$392,400	$191,925	$700,761	$351,367
The Company had the following customers that individually comprised 10% or more of its revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	29%	27%	29%	20%
Customer B	25%	*	21%	*
Customer C	15%	13%	17%	19%
Customer D	13%	24%	13%	23%
Customer E	*	11%	*	*
Customer F	*	12%	*	15%
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

The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	June 30, 2026	December 31, 2025
Customer A	30%	*
Customer B	17%	14%
Customer D	12%	*
Customer E	10%	28%
Customer C	*	27%
*Less than 10% of total accounts receivable, net
The Company did not recognize any material allowance for credit losses as of June 30, 2026 and December 31, 2025.
Property and equipment, net by geographic location is based on the location of the asset. As of June 30, 2026, 26% and 67% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively. As of December 31, 2025, 20% and 73% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively.
3. Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$84,575	$—	$—	$84,575
Total cash equivalents	$84,575	$—	$—	$84,575
Marketable securities
U.S. treasury and agency securities	$228,121	$54	$(1,003)	$227,172
Commercial paper	19,371	—	(27)	19,344
Corporate debt securities	897,382	634	(3,027)	894,989
Total marketable securities	$1,144,874	$688	$(4,057)	$1,141,505

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$142,772	$—	$—	$142,772
Commercial paper	5,496	—	(1)	5,495
Total cash equivalents	$148,268	$—	$(1)	$148,267
Marketable securities
U.S. treasury and agency securities	$203,175	$630	$(11)	$203,794
Commercial paper	11,459	4	(1)	11,462
Corporate debt securities	802,261	3,800	(112)	805,949
Total marketable securities	$1,016,895	$4,434	$(124)	$1,021,205
As of June 30, 2026 and December 31, 2025, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material. Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.
The contractual maturities of cash equivalents and marketable securities classified as available-for-sale are as follows (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$458,030	$458,109	$463,417	$464,282
Due after one year through five years	771,419	767,971	701,746	705,190
Total available-for-sale securities	$1,229,449	$1,226,080	$1,165,163	$1,169,472
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses as of June 30, 2026 and December 31, 2025 or impairment charges for the three and six months ended June 30, 2026 and 2025.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2026 and 2025.
4. Fair Value Measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$84,575	$—	$84,575
Total cash equivalents	$84,575	$—	$84,575
Marketable securities
U.S. treasury and agency securities	$—	$227,172	$227,172
Commercial paper	—	19,344	19,344
Corporate debt securities	—	894,989	894,989
Total marketable securities	$—	$1,141,505	$1,141,505

	As of December 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$142,772	$—	$142,772
Commercial paper	—	5,495	5,495
Total cash equivalents	$142,772	$5,495	$148,267
Marketable securities
U.S. treasury and agency securities	$—	$203,794	$203,794
Commercial paper	—	11,462	11,462
Corporate debt securities	—	805,949	805,949
Total marketable securities	$—	$1,021,205	$1,021,205

As of June 30, 2026 and December 31, 2025, there were no marketable securities with Level 3 fair value hierarchy measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Goodwill, intangible assets, property, plant and equipment, and certain equity investments without readily determinable fair values are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, these assets are measured at fair value during such period. There was no impairment on these assets during the three and six months ended June 30, 2026 and 2025. In addition, when the Company identifies observable price changes in orderly transactions for the equity investments without readily determinable fair values, it shall measure the equity security at fair value as of the date that the observable transaction occurred. During the three months ended June 30, 2026, the Company recorded an increase in fair value of $1.5 million related to its equity investments and recorded in interest and other income within the condensed consolidated statement of operations and comprehensive income.

As of June 30, 2026 and December 31, 2025, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
5. Condensed Consolidated Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Raw materials	$52	$84
Work-in-progress	98,694	35,752
Finished goods	15,035	23,143
Total inventory	$113,781	$58,979

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Income tax receivable	$60,256	$7,450
Other	32,431	23,583
Total prepaid expenses and other current assets	$92,687	$31,033
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Construction in progress	$48,365	$40,510
Laboratory equipment	36,047	21,603
Production and manufacturing equipment	35,000	28,171
Leasehold improvements	15,491	11,439
Other	3,742	2,037
Property and equipment, gross	138,645	103,760
Less: accumulated depreciation	(19,361)	(11,722)
Total property and equipment, net	$119,284	$92,038
Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $3.9 million and $1.4 million, respectively, and $7.6 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.
Construction in progress primarily consists of capitalized costs for production equipment related to the Company’s future products. These assets will be placed into service and begin to depreciate when related manufacturing commences. Production and manufacturing equipment included production equipment has been placed into service and are being used in the manufacture of the Company’s released products.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$42,254	$46,510
Accrued software license costs	11,068	7,632
Holdback in connection with acquisitions	6,559	1,559
Accrued production equipment	13,509	13,500
Other current liabilities	36,987	21,479
Total accrued expenses and other current liabilities	$110,377	$90,680
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Right-of-use (“ROU”) assets obtained in exchange for lease obligations	$15,980	$20,968
Purchases of property and equipment in accounts payable, accrued expenses and other current liabilities	$27,266	$14,159

6. Business Combinations
On February 9, 2026, the Company acquired certain assets of a privately held company that develops data center acceleration solutions designed to make data storage and processing faster, more efficient, and more cost-effective. In connection with the acquisition, the Company added a highly skilled workforce and technology to enable development of its products and solutions. The total purchase consideration was $74.0 million, which consisted of $65.0 million in cash, $5.0 million in holdback for general indemnities, and $4.0 million in share-based consideration. The transaction has been accounted for as a business combination.
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

During the six months ended June 30, 2026, the Company had immaterial measurement period adjustments to goodwill.

On May 29, 2026, the Company acquired certain assets of a privately held company. The acquisition was not material to the Company’s consolidated financial statements and was accounted for as a business combination. Substantially all of the purchase price was allocated to goodwill.
7. Leases
The Company has entered into operating leases primarily for office real estate in the United States and internationally. From time to time, the Company entered into new leases and renewed existing leases in the ordinary course of business to support its ongoing operations and growth. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms for all leases.
Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Assets
Operating lease ROU assets, net	$36,098	$22,810
Liabilities
Operating lease liabilities, current	$6,238	$4,146
Operating lease liabilities, noncurrent	38,175	26,828
Total lease liabilities	$44,413	$30,974
Operating lease ROU assets, net are included in other assets; operating lease liabilities, current are included in accrued expenses and other current liabilities; and operating lease liabilities, non-current are included in other liabilities, on the condensed consolidated balance sheets.

The weighted-average remaining lease term and discount rates were as follows:

	As of
	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	6.2	6.4
Weighted average discount rate	6.7%	7.1%

The future minimum operating lease payments for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31	Operating Leases
Remainder of 2026	$4,057
2027	9,595
2028	9,514
2029	8,931
2030	5,945
Thereafter	16,262
Total future minimum lease payments	54,304
Less: Imputed interest	(9,891)
Total operating lease liabilities	$44,413
In February 2026, the Company entered into lease agreements associated with the exercise of an existing expansion option at its headquarters in San Jose, California (the “HQ Expansions”). The lease terms commence at various dates between April 2026 and January 2027 and expire in November 2032. As of June 30, 2026, the HQ Expansions that have not yet commenced result in total estimated future undiscounted lease obligations of $11.7 million.

8. Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation.
The Company’s purchase commitments also include payments for software licenses and cloud services when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments as of June 30, 2026 (in thousands):

Purchase Commitments
Remainder of 2026	$24,661
2027	66,189
2028	45,340
2029	30,437
2030	15,042
Total purchase commitments	$181,669
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
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2026 and December 31, 2025.
9. Common Stock Warrants
In April 2021, in connection with a legacy loan agreement that expired in January 2022, the Company issued to Silicon Valley Bank a warrant to purchase up to an aggregate of 126,185 shares of our common stock at an exercise price of $0.30 per share. During the three and six months ended June 30, 2026, the Company issued 125,987 shares of common stock in connection with the cashless exercise of warrants.
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
The grant date fair value of the 2026 Warrant was determined to be $85.83 per share, using the Black-Scholes-Merton option pricing model, for maximum total 2026 Warrant fair value of $280.0 million. The per share grant date fair values of the 2026 Warrant were estimated using the following assumptions:

2026 Warrant
Expected dividend yield	—%
Risk-free interest rate	4.3%
Expected volatility	54.8%
Expected term (in years)	7.0
Per share fair value of common stock	$142.82

As of June 30, 2026 and December 31, 2025, an aggregate of 1,663,042 shares and 1,165,513 shares, respectively, of the underlying Warrants were vested and exercisable. Additionally, an aggregate of 24,722 and 30,589 shares were probable of vesting as of June 30, 2026 and December 31, 2025, respectively. There were no Warrants exercised by the Holder as of June 30, 2026.
The Company recognized $10.2 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $12.3 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively, as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until January 2, 2033.

10. Stock-Based Compensation
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,692	$353	$2,191	$315
Research and development	36,413	17,852	65,817	37,038
Sales and marketing	11,419	9,194	21,311	21,513
General and administrative	14,468	8,075	23,586	19,054
Total(1)	$63,992	$35,474	$112,905	$77,920
(1) Stock-based compensation expense for the three and six months ended June 30, 2026 did not include the $4.0 million in share-based consideration related to acquisitions, see Note 6 - Business Combinations for further details.
Stock Options
A summary of stock option activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	2,721	$0.86	5.5	$450,336
Exercised	(1,028)	0.81
Outstanding as of June 30, 2026	1,693	$0.89	5.0	$816,380
Vested and expected to vest as of June 30, 2026	1,693	$0.89	5.0	$816,380
Exercisable as of June 30, 2026	1,668	$0.90	5.0	$804,240
As of June 30, 2026, there was approximately $0.5 million of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 1.0 years, using the straight-line method.
Restricted Stock Units (“RSUs”)
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2025	9,354	$51.39
Granted	2,240	182.89
Vested	(2,089)	36.79
Cancelled and forfeited	(325)	94.55
Outstanding as of June 30, 2026	9,180	$85.27

As of June 30, 2026, there was $640.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
Performance Stock Units (“PSUs”)
A summary of PSU activity under the 2024 Plan is as follows (in thousands, except per share data):

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value ( per share)
Outstanding as of December 31, 2025	177	$126.64
Granted	220	154.08
Vested	(4)	152.44
Cancelled and forfeited	(18)	126.16
Outstanding as of June 30, 2026	375	$142.44
As of June 30, 2026, there was $40.3 million of unrecognized stock-based compensation expense related to these PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

11. Net Income per Common Share
The following table sets forth the computation of basic and diluted net income per share attributable to the Company’s common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$153,088	$51,219	$233,398	$83,038

Shares used in net income per share computations:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	172,378	165,428	171,557	164,316
Effect of potentially dilutive equivalent shares	10,962	12,672	10,697	13,965
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	183,340	178,100	182,254	178,281

Net income per share attributable to common stockholders, basic	$0.89	$0.31	$1.36	$0.51
Net income per share attributable to common stockholders, diluted	$0.83	$0.29	$1.28	$0.47
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	43	1,030	212	1,009
ESPP	13	26	8	13
Total	56	1,056	220	1,022

12. Income Taxes
The Company's income tax benefit recognized for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax benefit	$50,263	$560	$57,159	$10,662
Effective tax rate	(48.9)%	(1.1)%	(32.4)%	(14.7)%
The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three and six months ended June 30, 2026 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, foreign derived intangible income deduction and U.S. research and development credits, which results in current tax benefits.
The determination of the realizability of deferred tax assets requires significant judgment in assessing if there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. A significant piece of negative evidence in this assessment is the Company’s three-year cumulative loss, which is driven primarily by continued excess tax benefits related to equity compensation. If the Company continues to achieve positive operating results such that it could overcome this negative evidence, it may release the valuation allowance associated with its U.S. deferred tax assets in future periods. A release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a material decrease to income tax expense for the period the release is recorded.
The effective tax rate for the three and six months ended June 30, 2025 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, foreign derived intangible income deduction, and U.S. research and development credits, which result in current tax benefits. This is offset by the current tax expense from the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code.

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
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since the commercial launch of Aries in 2020. Our revenue grew from $34.8 million in 2021, $79.9 million in 2022, $115.8 million in 2023, and $396.3 million in 2024, to $852.5 million in 2025. Our revenue was $700.8 million for the six months ended June 30, 2026, driven by a sizable increase in demand for our products.

Summary of Financial Highlights

Our revenue was $392.4 million for the three months ended June 30, 2026, compared to $191.9 million for the same period in 2025, representing an increase of 104% year over year.

Our revenue was $700.8 million for the six months ended June 30, 2026 compared to $351.4 million for the same period in 2025, representing an increase of 99% year over year.
Gross margin decreased by 250 basis points (“bps”) to 73.3% for the three months ended June 30, 2026, compared to 75.8% for the same period in 2025.
Gross margin decreased by 80 bps to 74.6% for the six months ended June 30, 2026 compared to 75.4% for the same period in 2025.

Operating income was $89.2 million and $151.1 million for the three and six months ended June 30, 2026, respectively, compared to $39.8 million and $51.1 million for the same periods in 2025, respectively, representing an increase of 124% and 196% year over year, respectively.
Net income was $153.1 million and $233.4 million for the three and six months ended June 30, 2026 respectively, compared to $51.2 million and $83.0 million for the same periods in 2025, respectively, representing an increase of 199% and 181% year over year, respectively.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue	$392,400	$191,925	$200,475	104%	$700,761	$351,367	$349,394	99%
Total revenue increased $200.5 million, or 104%, and $349.4 million, or 99%, for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to an increase in overall unit shipments driven by higher demand for our Aries, Scorpio, and Taurus products, as well as higher overall average selling prices resulting from an increased mix of hardware modules and Scorpio products.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages and bps)
Cost of revenue	$104,833	$46,362	$58,471	126%	$178,053	$86,393	$91,660	106%
Gross profit	287,567	145,563	142,004	98%	522,708	264,974	257,734	97%
Gross margin	73.3%	75.8%	(250) bps		74.6%	75.4%	(80) bps
Total cost of revenue increased $58.5 million, or 126%, and $91.7 million, or 106%, for the three and six months ended June 30, 2026, compared to the same periods in 2025, respectively, primarily due to higher unit shipments and shift in product mix cost.

Gross margin decreased 250 bps to 73.3% for the three months ended June 30, 2026 compared to 75.8% for the same period in 2025. The decrease was primarily driven by a shift in product mix towards lower margin hardware modules, as well as the impact of the Warrants.
Gross margin decreased 80 bps to 74.6% for the six months ended June 30, 2026 compared to 75.4% for the same period in 2025. The decrease was primarily driven by a shift in product mix towards lower margin hardware modules, as well as the impact of the Warrants.
For an additional discussion of Warrants, see Note 9 - Common Stock Warrants in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Research and development	$135,898	$66,724	$69,174	104%	$261,532	$131,278	$130,254	99%
Percentage of revenue	35%	35%			37%	37%
Research and development expense increased $69.2 million, or 104%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $32.7 million increase in personnel-related costs resulting from an 118% increase in headcount, an $18.6 million increase in non-cash stock-based compensation expenses, and a $12.1 million increase in overall spending to support our R&D initiatives, which includes hardware design, software licensing, and cloud hosting services costs.
Research and development expense increased $130.3 million, or 99%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $49.8 million increase in personnel-related costs resulting from a 102% increase in headcount, a $28.8 million increase in non-cash stock-based compensation expenses, and a $41.4 million increase in overall spending to support our R&D initiatives, which includes hardware design, software licensing, and cloud hosting services costs.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Sales and marketing	$26,372	$18,609	$7,763	42%	$48,271	$40,311	$7,960	20%
Percentage of revenue	7%	10%			7%	11%
Sales and marketing expense increased by $7.8 million, or 42%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $4.9 million increase in personnel-related costs resulting from a 47% increase in headcount, and a $2.2 million increase in non-cash stock-based compensation expenses.
Sales and marketing expense increased by $8.0 million, or 20%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $6.9 million increase in personnel-related costs resulting from a 113% increase in headcount.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
General and administrative	$36,049	$20,456	$15,593	76%	$61,824	$42,326	$19,498	46%
Percentage of revenue	9%	11%			9%	12%
General and administrative expense increased $15.6 million, or 76%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $6.4 million increase in non-cash stock-based compensation expenses, a $5.6 million increase in personnel-related costs resulting from a 79% increase in headcount, a $1.8 million increase in professional services fees associated with the continued development of our public company infrastructure, and a $1.8 million increase in other operating costs to support our business expansion.
General and administrative expense increased $19.5 million, or 46%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $7.3 million increase in personnel-related costs resulting from a 58% increase in headcount, a $4.5 million increase in non-cash stock-based compensation expense, a $4.3 million increase in professional services fees associated with the continued development of our public company infrastructure, and a $3.0 million increase in other operating costs to support our business expansion.
Interest and Other Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Interest and other income	$13,577	$10,885	$2,692	25%	$25,158	$21,317	$3,841	18%
For the three and six months ended June 30, 2026, interest and other income increased $2.7 million, or 25%, and $3.8 million, or 18%, compared to the same periods in 2025, respectively, primarily due to higher average balances of short-term investments and cash equivalents as a result of cash flow from operations, partially offset by lower interest rates.
Income Tax Benefit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Income tax benefit	$50,263	$560	$49,703	8,876%	$57,159	$10,662	$46,497	436%
The benefit from income tax increased $49.7 million, or 8,876%, and $46.5 million, or 436%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to an increase in excess tax benefits related to equity compensation.
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
A reconciliation of our GAAP gross profit and GAAP gross margin, the most directly comparable GAAP financial measures, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
GAAP gross profit	$287,567	$145,563	$522,708	$264,974
Stock-based compensation expense	1,692	353	2,191	315
Non-GAAP gross profit	$289,259	$145,916	$524,899	$265,289

GAAP gross margin	73.3%	75.8%	74.6%	75.4%
Stock-based compensation expense	0.4	0.2	0.3	0.1
Non-GAAP gross margin	73.7%	76.0%	74.9%	75.5%
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as operating income presented in accordance with GAAP, adjusted to exclude non-cash stock-based compensation expenses and acquisition-related costs. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We have presented non-GAAP operating income and non-GAAP operating margin because we consider them useful metrics for investors and other users of our financial information in evaluating our operating performance as it excludes the impact of non-cash stock-based compensation expense and acquisition-related costs, charges that can vary from period to period or are one time charges for reasons that are unrelated to our core operating performance. These metrics also provide investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.

A reconciliation of our GAAP operating income and GAAP operating margin, the most directly comparable GAAP financial measures, to non-GAAP operating income and non-GAAP operating margin is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
GAAP operating income	$89,248	$39,774	$151,081	$51,059
Stock-based compensation expense	63,992	35,474	112,905	77,920
Acquisition-related costs (1)	232	—	1,213	—
Non-GAAP operating income	$153,472	$75,248	$265,199	$128,979

GAAP operating margin	22.7%	20.7%	21.6%	14.5%
Stock-based compensation expense	16.3	18.5	16.1	22.2
Acquisition-related costs (1)	0.1	—	0.2	—
Non-GAAP operating margin (2)	39.1%	39.2%	37.8%	36.7%
(1) Acquisition-related costs include certain incremental expenses incurred to effect a business combination such as third-party costs: advisory, legal, accounting, valuation, and other professional fees.
(2) Total may not sum due to rounding.
Non-GAAP Net Income
We monitor non-GAAP net income for planning and performance measurement purposes. We define non-GAAP net income as net income presented in accordance with GAAP on our condensed consolidated statements of operations, excluding the impact of non-cash stock-based compensation expenses, acquisition-related costs, non-cash fair value adjustments on equity investments without readily determinable fair values, and the related tax impact on the adjustments. We have presented non-GAAP net income because we believe that the exclusion of these charges allows for a more relevant comparison of our results of operations to other companies in our industry and facilitates period-to-period comparisons as it eliminates the effect of certain factors unrelated to our overall operating performance.

A reconciliation of our GAAP net income, the most directly comparable GAAP financial measure, to our non-GAAP net income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
GAAP net income	$153,088	$51,219	$233,398	$83,038
Stock-based compensation expense	63,992	35,474	112,905	77,920
Acquisition-related costs (1)	232	—	1,213	—
Other (2)	(1,500)	—	(1,500)	—
Income tax effect (3)	(69,996)	(8,670)	(90,133)	(23,308)
Non-GAAP net income	$145,816	$78,023	$255,883	$137,650
(1) Acquisition-related costs include certain incremental expenses incurred to effect a business combination such as third-party costs: advisory, legal, accounting, valuation, and other professional fees.
(2) Other is comprised of non-cash fair value adjustments related to equity investments without readily determinable fair values. These investments are measured at cost and adjusted for observable price changes or impairment on a nonrecurring basis only upon the occurrence of certain events. Accordingly, these adjustments are not indicative of our core operating performance.

(3) Income tax effect is calculated based on the tax laws in the jurisdictions in which we operate and is calculated to exclude the impact of non-cash stock-based compensation expense and one-off discrete tax adjustments that are unrelated to our core operating performance. While we maintain a valuation allowance for GAAP purposes, we no longer maintain valuation allowance for non-GAAP purposes due to our cumulative tax profits on a non-GAAP basis. For the three months ended June 30, 2026 and 2025, the non-GAAP tax rate was approximately 12% and 9%, respectively. For the six months ended June 30, 2026 and 2025, the non-GAAP tax rate was approximately 11% and 8%, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from equity issuances including net proceeds from our IPO, and cash generated from the sale of our products. As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $1.3 billion. Our principal use of cash is to fund our operations, invest in research and development, fund capital expenditures for production equipment, acquisitions of businesses or technologies, and to support our overall growth.
We generated $162.3 million in cash flow from operating activities for the six months ended June 30, 2026 and retained earnings of $243.7 million as of June 30, 2026. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production equipment, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$162,276	$145,870	$16,406
Net cash used in investing activities	$(225,567)	$(67,633)	$(157,934)
Net cash provided by financing activities	$7,130	$5,123	$2,007
Change in Cash Flows from Operating Activities
Net cash provided by operating activities was $162.3 million for the six months ended June 30, 2026, compared to $145.9 million for the comparable period in 2025. The $16.4 million increase in operating cash inflows was a result of a $150.4 million increase in net income, higher non-cash charges of $50.1 million, partially offset by an unfavorable change of $184.0 million from changes in operating assets and liabilities. The higher non-cash charges of $50.1 million were primarily due to a $35.0 million increase in stock-based compensation expense, a $10.2 million increase in warrants contra revenue, and a $5.1 million increase in depreciation and amortization. The unfavorable change of $184.0 million in operating assets and liabilities was predominantly attributable to (i) a $124.0 million unfavorable change in accounts receivable due to higher product sales and the timing of customer payments, (ii) a $38.6 million unfavorable change in inventory primarily resulting from per-unit inventory costs and inventory build up to support anticipated demand, and (iii) a $22.9 million unfavorable change in the prepaid expenses and other assets. These unfavorable changes were partially offset by a $1.4 million favorable change in accounts payable and accrued other liabilities primarily due to the timing of payments.
Change in Cash Flows from Investing Activities
Net cash used in investing activities was $225.6 million for the six months ended June 30, 2026, compared to $67.6 million for the comparable period in 2025. The increase in cash used in investing activities of $157.9 million was primarily due to a $109.7 million decrease in proceeds from sales and maturities of marketable securities, a $69.2 million increase in payments related to business acquisitions, and a $21.5 million increase in purchases of property and equipment. These increases were partially offset by a $45.0 million decrease in purchases of marketable securities.
Change in Cash Flows from Financing Activities
Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2026, compared to $5.1 million for the comparable period in 2025. The increase in cash provided by financing activities of $2.0 million was primarily due to a $1.9 million increase in proceeds received from the employee stock purchase plan.
Material Cash Requirements

Operating lease commitments. Our operating lease commitments primarily include corporate offices. For an additional discussion of our operating lease commitments, see Note 7 - Leases in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchase commitments. Our purchase commitments are primarily related to software licenses and cloud hosting. For an additional discussion of our purchase commitments, see Note 8 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk and foreign currency exchange risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no material changes to the interest rate and foreign currency exchange risk described as of December 31, 2025.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

Our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing, timing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report as described in the table below:

Name	Title	Action	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date (2)
Manuel Alba (3)	Chair of the Board	Adoption	5/22/2026	Rule 10b5-1 Trading Arrangement	1,412,000	8/31/2027
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

(3) The shares covered by this trading arrangement include certain shares that are held by trusts and may be deemed to be indirectly beneficially owned by Manuel Alba.

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

ASTERA LABS, INC.

Date: August 4, 2026	By:	/s/ Desmond Lynch
	Name:	Desmond Lynch
	Title:	Chief Financial Officer