Form 10-Q
period 2026-09-30
Astera Labs, Inc.
filed 2026-11-04
CIK 1736297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐   No ☒
As of October 31, 2026, there were 174,782,075 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding.

Special Note about Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of strictly historical or current fact included in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipated,” “assumptions,” “believe,” “budget,” “can,” “committed,” “continued,” “could,” “designed,” “enables,” “estimates,” “expect,” “forecasted,” “future,” “growing,” “indicative,” “intended,” “likely,” “may,” “mission,” “opportunities,” “pending,” “plan,” “position,” “potential,” “predict,” “probable,” “projections,” “realizability,” “scheduled,” “should,” “to be,” “trends,” “uncertainty,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements include, but are not limited to, statements relating to our business plans, strategies, market or investment opportunities, customers, infrastructure, platform, products and services, including future production and investments therein and anticipated benefits therefrom; demand; supply; our future financial or operating statements, performance and growth (such as revenue, gross profit and margins, expenses, income (losses) and other operating results); our future cash flows, expenditures, requirements, uses, sufficiency and funding sources; our accounting practices and policies (including the impacts associated with them and accounting pronouncements, estimates, accruals, amortizations, marketable securities, commitments/contingencies, warrant vesting, the period over which expenses are expected to be realized and non-GAAP financial measures); our taxes; our personnel and operations; our disclosure and internal controls, procedures and remediation efforts; our lease terms, including any renewal and future payments; our risk factors; our merger and acquisition activities; and our legal and compliance matters such as legal proceedings and 10b5-1 trading arrangements.

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
•our ability to adequately foresee and manage the effects and timing of any changes in cloud and AI infrastructure market conditions and our customers’ product purchases and deployment of systems incorporating our products;
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

Part I - Financial Information
ITEM 1. Financial Statements (Unaudited)
ASTERA LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$209,396	$167,611
Marketable securities	1,168,847	1,021,205
Accounts receivable, net	284,253	83,202
Inventory	200,893	58,979
Prepaid expenses and other current assets	91,830	31,033
Total current assets	1,955,219	1,362,030
Property and equipment, net	170,713	92,038
Goodwill	91,557	19,015
Other assets	82,844	58,740
Total assets	$2,300,333	$1,531,823

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$96,828	$42,362
Accrued expenses and other current liabilities	146,752	90,680
Total current liabilities	243,580	133,042
Other liabilities	57,285	35,147
Total liabilities	300,865	168,189
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 174,752 and 170,186 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital	1,585,959	1,348,969
Accumulated other comprehensive (loss) income	(13,188)	4,310
Retained earnings	426,680	10,338
Total stockholders’ equity	1,999,468	1,363,634
Total liabilities and stockholders’ equity	$2,300,333	$1,531,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$584,899	$230,575	$1,285,660	$581,942
Cost of revenue	162,147	54,763	340,200	141,156
Gross profit	422,752	175,812	945,460	440,786
Operating expenses
Research and development	170,957	78,928	432,489	210,206
Sales and marketing	37,432	19,359	85,703	59,670
General and administrative	35,307	22,119	97,131	64,445
Total operating expenses	243,696	120,406	615,323	334,321
Operating income	179,056	55,406	330,137	106,465
Interest and other income	12,971	11,456	38,129	32,773
Income before income taxes	192,027	66,862	368,266	139,238
Income tax (provision) benefit	(9,083)	24,252	48,076	34,914
Net income	$182,944	$91,114	$416,342	$174,152

Net income per share:
Basic	$1.05	$0.54	$2.41	$1.05
Diluted	$0.99	$0.50	$2.28	$0.97
Weighted-average shares used in calculating net income per share:
Basic	174,126	167,436	172,423	165,365
Diluted	184,077	180,631	182,871	178,961
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net of taxes	$(9,819)	$1,223	$(17,498)	$3,671
Total other comprehensive (loss) gain	(9,819)	1,223	(17,498)	3,671
Total comprehensive income	$173,125	$92,337	$398,844	$177,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2026	173,485	$17	$1,485,320	$(3,369)	$243,736	$1,725,704
Issuance of common stock upon exercise of stock options	3	—	(35)	—	—	(35)
Issuance of common stock upon vesting of restricted and performance stock units	1,264	—	—	—	—	—
Stock-based compensation	—	—	82,590	—	—	82,590
Warrants contra revenue	—	—	18,084	—	—	18,084
Unrealized loss on marketable securities	—	—	—	(9,819)	—	(9,819)
Net income	—	—	—	—	182,944	182,944
Balances as of September 30, 2026	174,752	$17	$1,585,959	$(13,188)	$426,680	$1,999,468

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2025	166,211	$17	$1,258,581	$2,874	$(125,758)	$1,135,714
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	1,438	—	1,060	—	—	1,060
Issuance of common stock upon vesting of restricted stock units	1,254	—	—	—	—	—
Stock-based compensation	—	—	40,739	—	—	40,739
Warrants contra revenue	—	—	1,881	—	—	1,881
Unrealized gains on marketable securities	—	—	—	1,223	—	1,223
Net income	—	—	—	—	91,114	91,114
Balances as of September 30, 2025	168,903	$17	$1,302,261	$4,097	$(34,644)	$1,271,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2025	170,186	$17	$1,348,969	$4,310	$10,338	$1,363,634
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	1,031	—	834	—	—	834
Issuance of common stock upon vesting of restricted and performance stock units	3,357	—	—	—	—	—
Issuance of common stock upon exercise of warrants	126	—	—	—	—	—
Shares issued under employee stock purchase plan	52	—	6,294	—	—	6,294
Stock-based compensation	—	—	199,465	—	—	199,465
Warrants contra revenue	—	—	30,397	—	—	30,397
Unrealized loss on marketable securities	—	—	—	(17,498)	—	(17,498)
Net income	—	—	—	—	416,342	416,342
Balances as of September 30, 2026	174,752	$17	$1,585,959	$(13,188)	$426,680	$1,999,468

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2024	162,018	$16	$1,173,153	$426	$(208,796)	$964,799
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	2,334	—	2,088	—	—	2,088
Issuance of common stock upon vesting of restricted stock units	4,492	1	—	—	—	1
Shares issued under employee stock purchase plan	59	—	4,345	—	—	4,345
Stock-based compensation	—	—	118,659	—	—	118,659
Warrants contra revenue	—	—	4,016	—	—	4,016
Unrealized gains on marketable securities	—	—	—	3,671	—	3,671
Net income	—	—	—	—	174,152	174,152
Balances as of September 30, 2025	168,903	$17	$1,302,261	$4,097	$(34,644)	$1,271,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASTERA LABS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$416,342	$174,152
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	195,495	118,659
Depreciation and amortization	12,681	3,983
Warrants contra revenue	30,397	4,016
Accretion of discounts on marketable securities	(3,426)	(6,278)
Other, net	7,312	2,521
Changes in operating assets and liabilities:
Accounts receivable, net	(201,245)	(4,089)
Inventory	(146,173)	(7,106)
Prepaid expenses and other assets	(51,767)	(56,760)
Accounts payable	38,814	(1,088)
Accrued expenses and other liabilities	43,047	(3,969)
Net cash provided by operating activities	341,477	224,041
Cash flows from investing activities
Purchases of property and equipment	(73,363)	(18,855)
Purchases of marketable securities	(509,927)	(664,432)
Sales and maturities of marketable securities	348,213	515,109
Payments for business combinations, net of cash acquired	(69,214)	—
Other investing activities	(2,500)	(500)
Net cash used in investing activities	(306,791)	(168,678)
Cash flows from financing activities
Proceeds from exercises of stock options	802	1,730
Proceeds from employee stock purchase plan	6,294	4,345
Net cash provided by financing activities	7,096	6,075
Net increase in cash, cash equivalents, and restricted cash	41,782	61,438
Cash, cash equivalents, and restricted cash (1)
Beginning of the period	167,684	80,044
End of the period	$209,466	$141,482
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial information. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2026.
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
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2026 compared with the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 20, 2026.
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

The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$584,899	$230,575	$1,285,660	$581,942
Less:
Cost of revenue	162,147	54,763	340,200	141,156
Stock-based compensation (1)	81,700	40,360	192,414	117,965
Personnel-related expenses (1)	98,100	52,892	248,408	139,174
Other segment items (2)	60,008	(8,554)	88,296	9,495
Consolidated net income	$182,944	$91,114	$416,342	$174,152

(1) Stock-based compensation and personnel-related expenses presented in the above table are related to operating expenses and exclude amounts included in the cost of revenue.
(2) Other segment items included are primarily related to income tax (provision) benefit, interest income, engineering related costs such as hardware design, software license, and cloud hosting services costs, and professional and consulting services fees.

Revenue by location is determined by the billing address of the Company’s customers, which includes the Company’s end customers’ manufacturing partners and the Company’s distributors.

The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Singapore	$310,237	$94,519	$510,030	$191,175
China	146,724	76,781	382,629	179,858
Taiwan	86,976	37,678	285,482	171,079
United States	5,992	13,915	38,803	21,562
Other	34,970	7,682	68,716	18,268
Total	$584,899	$230,575	$1,285,660	$581,942
The Company had the following customers that individually comprised 10% or more of its revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	53%	23%	40%	21%
Customer B	14%	24%	18%	14%
Customer C	10%	10%	14%	15%
Customer D	*	27%	11%	25%
Customer E	*	*	*	10%
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
The Company had the following customers that individually comprised 10% or more of its accounts receivable, net:

	As of
	September 30, 2026	December 31, 2025
Customer A	58%	*
Customer B	13%	14%
Customer F	*	28%
Customer C	*	27%
*Less than 10% of total accounts receivable, net
The Company did not recognize any material allowance for credit losses as of September 30, 2026 and December 31, 2025.

Property and equipment, net by geographic location is based on the location of the asset. As of September 30, 2026, 26% and 65% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively. As of December 31, 2025, 20% and 73% of the Company’s property and equipment, net was located in the United States and Taiwan, respectively.
3. Marketable Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities by major security type are as follows (in thousands):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$127,756	$—	$—	$127,756
U.S. treasury and agency securities	25,970	—	(4)	25,966
Commercial paper	15,963	—	(4)	15,959
Total cash equivalents	$169,689	$—	$(8)	$169,681
Marketable securities
U.S. treasury and agency securities	$241,714	$3	$(3,238)	$238,479
Commercial paper	15,393	—	(43)	15,350
Corporate debt securities	924,920	133	(10,035)	915,018
Total marketable securities	$1,182,027	$136	$(13,316)	$1,168,847

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$142,772	$—	$—	$142,772
Commercial paper	5,496	—	(1)	5,495
Total cash equivalents	$148,268	$—	$(1)	$148,267
Marketable securities
U.S. treasury and agency securities	$203,175	$630	$(11)	$203,794
Commercial paper	11,459	4	(1)	11,462
Corporate debt securities	802,261	3,800	(112)	805,949
Total marketable securities	$1,016,895	$4,434	$(124)	$1,021,205
As of September 30, 2026 and December 31, 2025, the Company’s marketable securities that were in a continuous loss position for 12 months or more, as well as the unrealized losses on those marketable securities, were not material. Unrealized losses have not been recognized into income as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses.

The contractual maturities of cash equivalents and marketable securities classified as available-for-sale are as follows (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$541,689	$540,684	$463,417	$464,282
Due after one year through five years	810,027	797,844	701,746	705,190
Total available-for-sale securities	$1,351,716	$1,338,528	$1,165,163	$1,169,472
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company did not recognize any material allowance for credit losses as of September 30, 2026 and December 31, 2025 or impairment charges for the three and nine months ended September 30, 2026 and 2025.
There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2026 and 2025.
4. Fair Value Measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$127,756	$—	$127,756
U.S. treasury and agency securities	—	25,966	25,966
Commercial paper	—	15,959	15,959
Total cash equivalents	$127,756	$41,925	$169,681
Marketable securities
U.S. treasury and agency securities	$—	$238,479	$238,479
Commercial paper	—	15,350	15,350
Corporate debt securities	—	915,018	915,018
Total marketable securities	$—	$1,168,847	$1,168,847

	As of December 31, 2025
	Level 1	Level 2	Total Fair Value
Cash equivalents
Money market funds	$142,772	$—	$142,772
Commercial paper	—	5,495	5,495
Total cash equivalents	$142,772	$5,495	$148,267
Marketable securities
U.S. treasury and agency securities	$—	$203,794	$203,794
Commercial paper	—	11,462	11,462
Corporate debt securities	—	805,949	805,949
Total marketable securities	$—	$1,021,205	$1,021,205

As of September 30, 2026 and December 31, 2025, there were no marketable securities with Level 3 fair value hierarchy measurement.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Goodwill, intangible assets, property and equipment, and certain equity investments without readily determinable fair values are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate these assets for impairment, whether due to certain triggering events or because of the required annual impairment test, and a resulting impairment is recorded to reduce the carrying value to the fair value, these assets are measured at fair value during such period. There was no impairment on these assets during the three and nine months ended September 30, 2026 and 2025. In addition, when the Company identifies observable price changes in orderly transactions for the equity investments without readily determinable fair values, it shall measure the equity security at fair value as of the date that the observable transaction occurred. During the three and nine months ended September 30, 2026, the Company recorded an increase in fair value of zero and $1.5 million, respectively, related to its equity investments in interest and other income within the condensed consolidated statement of operations and comprehensive income.

As of September 30, 2026 and December 31, 2025, the Company had no liabilities required to be measured at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amount of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximates their respective fair values because of their short maturities.
5. Condensed Consolidated Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Raw materials	$68	$84
Work-in-progress	160,735	35,752
Finished goods	40,090	23,143
Total inventory	$200,893	$58,979

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Income tax receivable	$51,673	$7,450
Other	40,157	23,583
Total prepaid expenses and other current assets	$91,830	$31,033
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Construction in progress	$65,609	$40,510
Production and manufacturing equipment	55,380	28,171
Laboratory equipment	46,525	21,603
Leasehold improvements	13,896	11,439
Other	13,706	2,037
Property and equipment, gross	195,116	103,760
Less: accumulated depreciation	(24,403)	(11,722)
Total property and equipment, net	$170,713	$92,038
Depreciation and amortization expense related to property and equipment was $5.1 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $12.7 million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Construction in progress primarily consists of capitalized costs for production equipment related to the Company’s future products. These assets will be placed into service and begin to depreciate when related manufacturing commences.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$62,751	$46,510
Accrued production equipment	19,266	13,500
Accrued software license costs	12,820	7,632
Other current liabilities	51,915	23,038
Total accrued expenses and other current liabilities	$146,752	$90,680
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Right-of-use (“ROU”) assets obtained in exchange for lease obligations	$18,311	$21,347
Purchases of property and equipment in accounts payable, accrued expenses and other current liabilities	$38,427	$13,740

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
Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Assets
Operating lease ROU assets, net	$37,066	$22,810
Liabilities
Operating lease liabilities, current	$6,984	$4,146
Operating lease liabilities, noncurrent	38,009	26,828
Total lease liabilities	$44,993	$30,974
Operating lease ROU assets, net are included in other assets; operating lease liabilities, current are included in accrued expenses and other current liabilities; and operating lease liabilities, non-current are included in other liabilities, on the condensed consolidated balance sheets.

The weighted-average remaining lease term and discount rates were as follows:

	As of
	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	6.0	6.4
Weighted average discount rate	6.7%	7.1%

The future minimum operating lease payments for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31	Operating Leases
Remainder of 2026	$1,706
2027	10,371
2028	9,800
2029	9,296
2030	6,324
Thereafter	17,222
Total future minimum lease payments	54,719
Less: Imputed interest	(9,726)
Total operating lease liabilities	$44,993
In February 2026, the Company entered into lease agreements associated with the exercise of an existing expansion option at its headquarters in San Jose, California (the “HQ Expansions”). The lease terms commence at various dates between April 2026 and January 2027 and expire in November 2032. As of September 30, 2026, the HQ Expansions that have not yet commenced result in total estimated future undiscounted lease obligations of $11.7 million.
8. Commitments and Contingencies
Purchase Commitments
The Company depends upon third-party subcontractors to manufacture wafers and other inventory parts. The Company’s subcontractor relationships typically allow for the cancellation of outstanding purchase orders but require payment of all expenses incurred through the date of cancellation.
The Company’s purchase commitments also include payments for software licenses and cloud services when there is a fixed, non-cancellable payment schedule or when minimum payments are due according to a delivery schedule. The Company is committed to make the following minimum payments under its purchase commitments as of September 30, 2026 (in thousands):

Purchase Commitments
Remainder of 2026	$7,256
2027	65,490
2028	45,363
2029	30,460
2030	15,026
Total purchase commitments	$163,595
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
Indemnification Obligations
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its members, partners, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not in the past incurred significant expense defending its licensees against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its members, partners, suppliers, and vendors. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2026 and December 31, 2025.
9. Common Stock Warrants
In April 2021, in connection with a legacy loan agreement that expired in January 2022, the Company issued to Silicon Valley Bank a warrant to purchase up to an aggregate of 126,185 shares of our common stock at an exercise price of $0.30 per share. During the nine months ended September 30, 2026, the Company issued 125,987 shares of common stock in connection with the cashless exercise of warrants.
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
The grant date fair value of the 2026 Warrant was determined to be $85.83 per share, using the Black-Scholes-Merton option pricing model, for maximum total 2026 Warrant fair value of $280.0 million. The per share grant date fair value of the 2026 Warrant was estimated using the following assumptions:

2026 Warrant
Expected dividend yield	—%
Risk-free interest rate	4.3%
Expected volatility	54.8%
Expected term (in years)	7.0
Per share fair value of common stock	$142.82

As of September 30, 2026 and December 31, 2025, an aggregate of 1,866,936 shares and 1,165,513 shares, respectively, of the underlying Warrants were vested and exercisable. Additionally, an aggregate of 27,272 and 30,589 shares were probable of vesting as of September 30, 2026 and December 31, 2025, respectively. There were no Warrants exercised by the Holder as of September 30, 2026.
The Company recognized $18.1 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and $30.4 million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively, as a reduction of revenue in the condensed consolidated statements of operations and comprehensive income related to the Warrants. The remaining grant date fair values of the Warrants that are probable of vesting will be recognized as a reduction of revenue in proportion to the amount of related product sales, which could occur until January 2, 2033.

10. Stock-Based Compensation
A summary of stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$890	$379	$3,081	$694
Research and development	49,395	21,711	115,212	58,749
Sales and marketing	19,678	9,361	40,989	30,874
General and administrative	12,627	9,288	36,213	28,342
Total(1)	$82,590	$40,739	$195,495	$118,659
(1) Stock-based compensation expense for the nine months ended September 30, 2026 did not include the $4.0 million in share-based consideration related to acquisitions, see Note 6 - Business Combinations for further details.
Stock Options
A summary of stock option activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except years and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	2,721	$0.86	5.5	$450,336
Exercised	(1,031)	0.81
Outstanding as of September 30, 2026	1,690	$0.89	4.8	$600,125
Vested and expected to vest as of September 30, 2026	1,690	$0.89	4.8	$600,125
Exercisable as of September 30, 2026	1,672	$0.90	4.7	$593,595
As of September 30, 2026, there was approximately $0.3 million of total unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted-average remaining requisite service period of 0.9 years, using the straight-line method.
Restricted Stock Units (“RSUs”)
A summary of RSU activity under the 2018 Plan and 2024 Plan is as follows (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2025	9,354	$51.39
Granted	3,055	219.28
Vested	(3,320)	46.58
Cancelled and forfeited	(626)	85.53
Outstanding as of September 30, 2026	8,463	$111.36

As of September 30, 2026, there was $802.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
Performance Stock Units (“PSUs”)
A summary of PSU activity under the 2024 Plan is as follows (in thousands, except per share data):

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value ( per share)
Outstanding as of December 31, 2025	177	$126.64
Granted	220	154.08
Vested	(37)	128.34
Cancelled and forfeited	(34)	144.84
Outstanding as of September 30, 2026	326	$143.05
As of September 30, 2026, there was $30.7 million of unrecognized stock-based compensation expense related to these PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

11. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$182,944	$91,114	$416,342	$174,152

Shares used in net income per share computations:
Weighted-average shares used in computing net income per share, basic	174,126	167,436	172,423	165,365
Effect of potentially dilutive equivalent shares	9,951	13,195	10,448	13,596
Weighted-average shares used in computing net income per share, diluted	184,077	180,631	182,871	178,961

Net income per share, basic	$1.05	$0.54	$2.41	$1.05
Net income per share, diluted	$0.99	$0.50	$2.28	$0.97
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	318	45	236	252
ESPP	—	—	13	—
Total	318	45	249	252

12. Income Taxes
The Company's income tax (provision) benefit recognized for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax (provision) benefit	$(9,083)	$24,252	$48,076	$34,914
Effective tax rate	(4.7)%	36.3%	13.1%	25.1%
The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate for the three and nine months ended September 30, 2026 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, foreign derived intangible income deduction and U.S. research and development credits, which results in current tax provision.
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
The effective tax rate for the three and nine months ended September 30, 2025 is different than the statutory federal tax rate primarily due to the valuation allowance in the United States and the excess tax benefits related to equity compensation, which result in current tax benefits.

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
Since our inception, we have created and commercialized first-to-market PCIe, Ethernet, and CXL products. We have become a trusted partner and a proven supplier to our hyperscaler and system OEM customers. We have experienced strong growth since the commercial launch of Aries in 2020. Our revenue grew from $396.3 million in 2024 to $852.5 million in 2025. Our revenue was $1,285.7 million for the nine months ended September 30, 2026, driven by a sizable increase in demand for our products.

Summary of Financial Highlights

Our revenue was $584.9 million and $1,285.7 million for the three and nine months ended September 30, 2026, respectively, compared to $230.6 million and $581.9 million for the same periods in 2025, representing an increase of 154% and 121% year over year, respectively.
Gross margin decreased by 390 basis points (“bps”) to 72.3% and decreased by 220 bps to 73.5% for the three and nine months ended September 30, 2026, respectively, compared to 76.2% and 75.7% for the same periods in 2025, respectively.
Operating income was $179.1 million and $330.1 million for the three and nine months ended September 30, 2026, respectively, compared to $55.4 million and $106.5 million for the same periods in 2025, representing an increase of 223% and 210% year over year, respectively.
Net income was $182.9 million and $416.3 million for the three and nine months ended September 30, 2026, respectively, compared to $91.1 million and $174.2 million for the same periods in 2025, representing an increase of 101% and 139% year over year, respectively.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue	$584,899	$230,575	$354,324	154%	$1,285,660	$581,942	$703,718	121%
Total revenue increased $354.3 million, or 154%, and $703.7 million, or 121%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to an increase in overall unit shipments driven by higher demand for our Scorpio, Aries, and Taurus products, as well as an increase in overall average selling prices resulting from an increased mix of hardware modules and Scorpio products, partially offset by lower average selling prices within certain other product families.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages and bps)
Cost of revenue	$162,147	$54,763	$107,384	196%	$340,200	$141,156	$199,044	141%
Gross profit	422,752	175,812	246,940	140%	945,460	440,786	504,674	114%
Gross margin	72.3%	76.2%	(390) bps		73.5%	75.7%	(220) bps
Total cost of revenue increased $107.4 million, or 196%, and $199.0 million, or 141%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, respectively, primarily due to higher unit shipments and shift in product mix cost.

Gross margin decreased by 390 basis points (“bps”) to 72.3% and decreased by 220 bps to 73.5% for the three and nine months ended September 30, 2026, respectively, compared to 76.2% and 75.7% for the same periods in 2025, respectively. The decrease for both periods was primarily driven by higher inventory-related charges, higher manufacturing overhead costs, as well as the impact of the Warrants.
For an additional discussion of Warrants, see Note 9 - Common Stock Warrants in the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Research and development	$170,957	$78,928	$92,029	117%	$432,489	$210,206	$222,283	106%
Percentage of revenue	29%	34%			34%	36%
Research and development expense increased $92.0 million, or 117%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $32.6 million increase in personnel-related costs resulting from an 105% increase in headcount, a $27.7 million increase in non-cash stock-based compensation expenses, and a $24.3 million increase in overall spending to support our R&D initiatives, which includes hardware design, software licensing, and cloud hosting services costs.
Research and development expense increased $222.3 million, or 106%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $82.4 million increase in personnel-related costs resulting from a 103% increase in headcount, a $56.5 million increase in non-cash stock-based compensation expenses, and a $65.7 million increase in overall spending to support our R&D initiatives, which includes hardware design, software licensing, and cloud hosting services costs.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Sales and marketing	$37,432	$19,359	$18,073	93%	$85,703	$59,670	$26,033	44%
Percentage of revenue	6%	8%			7%	10%
Sales and marketing expense increased by $18.1 million, or 93%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $10.3 million increase in non-cash stock-based compensation expenses and a $6.2 million increase in personnel-related costs resulting from a 63% increase in headcount.
Sales and marketing expense increased by $26.0 million, or 44%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $13.1 million increase in personnel-related costs resulting from a 47% increase in headcount and a $10.1 million increase in non-cash stock-based compensation expenses.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
General and administrative	$35,307	$22,119	$13,188	60%	$97,131	$64,445	$32,686	51%
Percentage of revenue	6%	10%			8%	11%
General and administrative expense increased $13.2 million, or 60%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $6.4 million increase in personnel-related costs resulting from a 84% increase in headcount, a $3.3 million increase in non-cash stock-based compensation expenses, a $1.1 million increase in professional services fees associated with the continued development of our public company infrastructure, and a $1.5 million increase in other operating costs to support our business expansion.
General and administrative expense increased $32.7 million, or 51%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $13.8 million increase in personnel-related costs resulting from a 65% increase in headcount, a $7.9 million increase in non-cash stock-based compensation expense, a $5.4 million increase in professional services fees associated with the continued development of our public company infrastructure, and a $4.5 million increase in other operating costs to support our business expansion.
Interest and Other Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Interest and other income	$12,971	$11,456	$1,515	13%	$38,129	$32,773	$5,356	16%
For the three and nine months ended September 30, 2026, interest and other income increased $1.5 million, or 13%, and $5.4 million, or 16%, compared to the same periods in 2025, respectively, primarily due to higher average balances of short-term investments and cash equivalents as a result of cash flow from operations, partially offset by lower interest rates.
Income Tax (Provision) Benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Income tax (provision) benefit	$(9,083)	$24,252	$(33,335)	(137)%	$48,076	$34,914	$13,162	38%
The benefit from income tax decreased $33.3 million, or 137%, for the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to a decrease in excess tax benefits related to equity compensation.
The benefit from income tax increased $13.2 million, or 38%, for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to an increase in excess tax benefits related to equity compensation.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains certain financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”), which we use to supplement the performance measures in our condensed consolidated financial statements, which are presented in accordance with GAAP. We refer to these measures as “non-GAAP financial measures.” These non-GAAP financial measures include non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP tax rate, and non-GAAP net income. We use these non-GAAP financial measures for financial and operational decision-making and as a means to assist us in evaluating period-to-period comparisons. By excluding certain items that may not be indicative of our recurring core operating results, we believe that non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP tax rate, and non-GAAP net income provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow for additional information with respect to financial measures used by management in its financial and operational decision-making and they may be used by our institutional investors and the analyst community to help them analyze the health of our business. However, there are a number of limitations related to the use of non-GAAP financial measures, and these non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
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
A reconciliation of our GAAP gross profit and GAAP gross margin, the most directly comparable GAAP financial measures, to non-GAAP gross profit and non-GAAP gross margin is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
GAAP gross profit	$422,752	$175,812	$945,460	$440,786
Stock-based compensation expense	890	379	3,081	694
Non-GAAP gross profit	$423,642	$176,191	$948,541	$441,480

GAAP gross margin	72.3%	76.2%	73.5%	75.7%
Stock-based compensation expense	0.2	0.2	0.2	0.1
Non-GAAP gross margin(1)	72.4%	76.4%	73.8%	75.9%
(1) Total may not sum due to rounding.

Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as operating income presented in accordance with GAAP, adjusted to exclude non-cash stock-based compensation expenses and acquisition-related costs. We define non-GAAP operating margin as non-GAAP operating income divided by revenue. We have presented non-GAAP operating income and non-GAAP operating margin because we consider them useful metrics for investors and other users of our financial information in evaluating our operating performance as they exclude the impact of non-cash stock-based compensation expense and acquisition-related costs, charges that can vary from period to period or are one time charges for reasons that are unrelated to our core operating performance. These metrics also provide investors and other users of our financial information with an additional tool to eliminate the effects of items that may vary for different companies for reasons unrelated to core operating performance.
A reconciliation of our GAAP operating income and GAAP operating margin, the most directly comparable GAAP financial measures, to non-GAAP operating income and non-GAAP operating margin is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
GAAP operating income	$179,056	$55,406	$330,137	$106,465
Stock-based compensation expense	82,590	40,739	195,495	118,659
Acquisition-related costs (1)	—	—	1,213	—
Non-GAAP operating income	$261,646	$96,145	$526,845	$225,124

GAAP operating margin	30.6%	24.0%	25.7%	18.3%
Stock-based compensation expense	14.1	17.7	15.2	20.4
Acquisition-related costs (1)	—	—	0.1	—
Non-GAAP operating margin	44.7%	41.7%	41.0%	38.7%
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
A reconciliation of our GAAP net income, the most directly comparable GAAP financial measure, to our non-GAAP net income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
GAAP net income	$182,944	$91,114	$416,342	$174,152
Stock-based compensation expense	82,590	40,739	195,495	118,659
Acquisition-related costs (1)	—	—	1,213	—
Other (2)	—	—	(1,500)	—
Income tax effect (3)	(22,134)	(43,627)	(112,266)	(66,935)
Non-GAAP net income	$243,400	$88,226	$499,284	$225,876
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

(3) Income tax effect is calculated based on the tax laws in the jurisdictions in which we operate and is calculated to exclude the impact of non-cash stock-based compensation expense and one-off discrete tax adjustments that are unrelated to our core operating performance. While we maintain a valuation allowance for GAAP purposes, we no longer maintain a valuation allowance for non-GAAP purposes due to our cumulative tax profits on a non-GAAP basis. For the three months ended September 30, 2026 and 2025, the non-GAAP tax rate was approximately 11% and 18%, respectively. For the nine months ended September 30, 2026 and 2025, the non-GAAP tax rate was approximately 11% and 12%, respectively.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from equity issuances including net proceeds from our IPO, and cash generated from the sale of our products. As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $1.4 billion. Our principal use of cash is to fund our operations, invest in research and development, fund capital expenditures for production equipment, acquisitions of businesses or technologies, and to support our overall growth.
We generated $341.5 million in cash flow from operating activities for the nine months ended September 30, 2026. We believe that our current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months and beyond. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, capital expenditures for production equipment, the continuing market acceptance of our products, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$341,477	$224,041	$117,436
Net cash used in investing activities	$(306,791)	$(168,678)	$(138,113)
Net cash provided by financing activities	$7,096	$6,075	$1,021
Change in Cash Flows from Operating Activities
Net cash provided by operating activities was $341.5 million for the nine months ended September 30, 2026, compared to $224.0 million for the comparable period in 2025. The $117.4 million increase in operating cash inflows was a result of a $242.2 million increase in net income, higher non-cash charges of $119.6 million, partially offset by a decrease of $244.3 million from changes in operating assets and liabilities. The higher non-cash charges of $119.6 million were primarily due to a $76.8 million increase in stock-based compensation expense, a $26.4 million increase in warrants contra revenue, and a $8.7 million increase in depreciation and amortization. The decrease of $244.3 million in operating assets and liabilities was predominantly attributable to (i) a $197.2 million increase in accounts receivable due to higher product sales and the timing of customer payments, and (ii) a $139.1 million increase in inventory primarily resulting from inventory build up to support anticipated demand. These increases were partially offset by a $91.9 million increase in accounts payable, accrued other liabilities, and prepaid expense primarily due to the timing of payments.
Change in Cash Flows from Investing Activities
Net cash used in investing activities was $306.8 million for the nine months ended September 30, 2026, compared to $168.7 million for the comparable period in 2025. The increase in cash used in investing activities of $138.1 million was primarily due to a $166.9 million decrease in proceeds from sales and maturities of marketable securities, a $69.2 million increase in payments related to business acquisitions, and a $54.5 million increase in purchases of property and equipment. These increases were partially offset by a $154.5 million decrease in purchases of marketable securities.
Change in Cash Flows from Financing Activities
Net cash provided by financing activities was $7.1 million for the nine months ended September 30, 2026, compared to $6.1 million for the comparable period in 2025. The increase in cash provided by financing activities of $1.0 million was primarily due to a $1.9 million increase in proceeds received from the employee stock purchase plan, partially offset by a $0.9 million decrease in stock option exercises.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk and foreign currency exchange risk are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes to the interest rate and foreign currency exchange risk described as of December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, we implemented a new enterprise resource planning (“ERP”) system to replace components of our operating and financial systems. This implementation resulted in changes to certain of our processes and internal controls that support financial reporting. We have updated our internal controls as appropriate in light of the new system and will continue to monitor the impact of the implementation on our processes, procedures, and internal controls over financial reporting. The newly implemented ERP system and the modified new processes and controls were used to prepare our condensed consolidated financial statements included in this filing.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

Our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing, timing or provisions in a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report as described in the table below:

Name	Title	Action	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date (2)
Germaine Cota	Chief Accounting Officer & VP of Finance	Adoption	9/1/2026	Rule 10b5-1 Trading Arrangement	13,114	11/19/2027
Jack Lazar	Director	Adoption	8/31/2026	Rule 10b5-1 Trading Arrangement	25,000	8/31/2027
Bethany Mayer	Director	Adoption	8/31/2026	Rule 10b5-1 Trading Arrangement	1,063	11/30/2027
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

Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1#	Amended and Restated Non-Employee Director Compensation Policy.					X

10.2#	Non-Employee Directors’ Deferred Compensation Program Rules and Conditions.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101. SCH	Inline XBRL Schema Document

101. CA:	Inline XBRL Calculation Linkbase Document

101 DEF	Inline XBRL Definition Linkbase Document

101. LAB	Inline XBRL Labels Linkbase Document

101. PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

ASTERA LABS, INC.

Date: November 3, 2026	By:	/s/ Desmond Lynch
	Name:	Desmond Lynch
	Title:	Chief Financial Officer